Form 10-K
period 2021-12-31
BioPlus Acquisition Corp.
filed 2022-03-11
CIK 1856653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number:
001-41116

BioPlus Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

260 Madison Avenue, Suite 800 New York, NY	10026
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212)
287-4092
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Ordinary Share and one-half of one Redeemable Warrant	BIOSU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	BIOS	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share Class A Ordinary Share for $11.50 per share	BIOSW	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
The registrant’s shares were not listed on any exchange and had no value as of the last business day of the third fiscal quarter of 2021. The registrant’s units begin trading on the NASDAQ Stock Market on December 3, 2021 and the registrant’s Class A Ordinary Shares and warrants began trading separately on the NASDAQ Stock Market on January 24, 2022.
As of March 9, 2022
, there were 23,560,000 Class A Ordinary Shares $0.0001 par value and 5,750,000 the Company’s Class B Ordinary Shares, $0.0001 par value, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this Report, or the context otherwise requires, references to:

•	Amended and Restated Memorandum and Articles of Association, are to the memorandum and articles of association of the Company;

•	“board of directors” or “board” are to the board of directors of the Company;

•	“Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;

•	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

•	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“FINRA” are to the Financial Industry Regulatory Authority;

•
“founder shares” are to our Class B Ordinary Shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the our Class A Ordinary Shares issuable upon the conversion thereof;

•	“GAAP” are to the accounting principles generally accepted in the United States of America;

•	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

•	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

•	“initial public offering” are to the initial public offering that was consummated by the Company on December 7, 2021;

•	“initial shareholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

•	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

•	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

•	“management” or our “management team” are to our officers and directors;

•	“NASDAQ” are to the NASDAQ Stock Market;

•	“Ordinary Shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares, collectively;

•	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

•	“placement units” are to the units purchased by our sponsor and Cantor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

•	“placement shares” are to the our Ordinary Shares included within the placement units being purchased by our sponsor and Cantor in the private placement;

•	“placement warrants” are to the warrants included within the placement units being purchased by our sponsor and Cantor in the private placement;

•
“private placement” are to the private placement of 560,000 placement units at a price of $10.00 per unit, for an aggregate purchase price of $5,600,000, which occurred simultaneously with the completion of our initial public offering, 380,000 of which were purchased by our sponsor and 180,000 of which were purchased by Cantor;

•
“public shares” are to our Class A Ordinary Shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchased public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

•
“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market, including warrants that were acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market) and to any placement warrants sold as part of the placement units or warrants issued upon conversion of working capital loans in each case that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

•	“public units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“Registration Statement” are to the Form S-1 originally filed with the SEC on July 20, 2021, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to BioPlus Sponsor LLC, a Cayman Islands limited liability company;

•
“trust account” are to the trust account in which an amount of $234,600,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the private units were placed following the closing of the initial public offering;

•	“units” are to both public units and private units;

•
“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants and any warrants issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

•	“we,” “us,” “Company” or “our Company” are to BioPlus Acquisition Corp.; and

•	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I
Item 1. Business.
Our Company
We are an early stage blank check company formed as a Cayman Islands exempted company incorporated for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we have focused our search for an initial business combination on businesses within the life sciences industry. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are focusing on targets in an industry where we believe our management team’s and founders’ expertise provide us with a competitive advantage, including the life sciences industry.
Initial Public Offering
On December 7, 2021, we consummated our initial public offering of 23,000,000 public units. Each unit consists of one Class A Ordinary Share of the Company, par value $0.0001 per share, and one-half
redeemable warrant of the Company, with each warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per whole share. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.
Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 560,000 placement units (380,000 of which were sold to our sponsor and 180,000 of which were sold to Cantor), at a purchase price of $10.00 per placement unit, generating gross proceeds of $5,600,000.
A total of $234,600,000, comprised of $224,800,000 of the proceeds from the initial public offering and $5,600,000 of the proceeds of the sale of the placement units, was placed in the trust account maintained by Continental, acting as trustee.
It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jonathan Rigby, our Chairman of the Board and Chief Business Officer, and Ross Haghighat, our Chief Executive Officer, Chief Financial Officer and Director, who have many years of experience in growing and operating life sciences companies and in acquiring and integrating companies. We must complete our initial business combination by June 7, 2023, 18 months from the closing of our initial public offering. If our initial business combination is not consummated by June 7, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.
Industry Opportunity
The intersection of technological innovation and the ability to harness that innovation within the healthcare industry is providing an opportunity for significant value creation in the public markets for companies seizing the moment. Our management team believes the healthcare industry, particularly the life sciences sector, represents an enormous and growing target market with a large number of potential companies that will benefit from our expertise and networks to accelerate the company’s trajectory through the public markets. We believe that, with the structural factors highlighted below and combined with the proper mentorship and guidance from our management team and board of directors’ collective experience, particularly within the life sciences sector, we will be able to identify and merge with an attractive biotechnology or life sciences company that will deliver long-term compounded returns for our investors.
Rising healthcare and pharmaceutical spending
Healthcare spending represents a massive market, driven by favorable demographics and accelerating innovation. The Centers for Medicare and Medicaid Services (“CMS”) estimates that U.S. national healthcare expenditures currently exceed $3.6 trillion, or 18% of the US GDP, and are expected to outpace growth of the broader U.S. economy at an average rate of 5—6% per year until 2028, when national healthcare expenditures are predicted to reach $6.2 trillion, or 20% of the US GDP. Global market dynamics are similar, with Deloitte projecting global healthcare spending to increase at an annual rate of 5.4% between 2018 and 2022, an acceleration from 2.9% between 2013 and 2017. We expect that this growth will continue to be supported by multi-decade global, secular trends, including population growth, improved life expectancy, increased prevalence of chronic diseases, and access to drugs in emerging markets brought about by growth of the middle classes.

Global market dynamics for pharmaceutical spending mirror these trends. EvaluatePharma and IQVIA estimate that global prescription drug sales are expected to grow at a CAGR of over 7% from approximately $870 billion in 2019 to $1.4 trillion in 2026. We believe these budgetary pressures will support the demand for innovative biotechnology and life sciences companies that create more efficient and effective medical treatments.
Rapid growth in private biotechnology company formation
Over recent years, there has been an explosion in private biotechnology company formation and growth as the pharmaceutical industry has increasingly shifted its research and development (“R&D”) strategy towards external innovation through in-licensing
transactions and strategic acquisitions. According to IQVIA estimates, in the period between 2014 and 2019, the 15 largest pharmaceutical companies increased annual R&D spending by approximately only 5% per year from $87 billion to $110 billion. According to data from Pitchbook, this R&D spending was dramatically outpaced by global life sciences venture capital deal volume which accelerated meaningfully to grow at over 28% per year between 2014 and 2020, reaching $53.4 billion in 2020, and helping to fund the proliferation of new companies.
We believe the role of early-stage biotechnology companies will only continue to grow due to the rapid pace of biomedical innovation, the favorable regulatory environment for promising drugs, the emergence of efficient patient selection strategies for clinical trials, the strong underlying demand for novel therapies, and an abundance of attractive exit opportunities. According to a 2019 report published by Silicon Valley Bank, nearly 42% of
FDA-approved
drugs which originated in the US came from venture capital-backed startups. According to Pitchbook estimates, out of the nearly 26,600 biotechnology and pharmaceuticals companies globally, only approximately 3,000 are currently publicly traded, indicating a high volume of private biotechnology companies that could potentially be a strong fit for a business combination with us.
Increasing role of public markets in a biotechnology company’s life cycle
Early-stage companies need capital and market reach to maximize their commercial potential. We believe that biotechnology and life sciences companies, at a certain stage in their development, see material benefits from going public, including greater access to capital, a liquid currency and increased market awareness.
In recent years, the process of going public has played an increasingly important role in the life cycle of early-stage biotechnology companies. According to data from FactSet, between 2014 and 2019, a total of more than 311 biotechnology companies completed an initial public offering (“IPO”) in the US, more than any other industry sector. Despite the equity market volatility resulting from the
COVID-19
pandemic, based on FactSet estimates, 2020 was a record year for biotechnology companies completing IPOs in the US, with more than $14 billion of capital raised in 75 IPOs. At the same time, the Nasdaq Biotech Index (“NBI”) outperformed the general market in 2020, with a 27% return for the NBI versus a 15% return for the S&P 500. Despite strong investor appetite in the equity markets for biotechnology stocks, the increase in dollar volume of venture capital and private equity capital allocated to the sector between 2010 and 2020 far exceeded the increase in IPO dollar volume, indicating significant untapped potential for special purpose acquisition companies (“SPACs”) to fill the void as a valid exit mechanism to the public markets.
SPACs Offer a Unique Opportunity for Private Companies and Investors Alike
We believe a merger with a SPAC with a respected management team and board of directors that are well known to biotechnology and life sciences investors and prospective biotechnology company management teams can be an attractive mechanism for accessing the public markets. Furthermore, we believe that the benefits of accessing the public market through a SPAC can be more attractive for some private companies than through a traditional IPO because SPACs offer 1) more primary capital to fund operations, 2) more deal completion certainty that could be anchored by a private investment in public equity (“PIPE”) or other structured financing arrangement concurrent with a business combination, and 3) the operational expertise and relationship network of a SPAC sponsor team to support the company through the approval and commercialization phase and a potential sale to a strategic acquirer.

SPACs focused on life science companies currently represent only a small portion of the SPAC market (less than 15%) relative to other sectors. According to data from SPACResearch, of the approximately $140.1 billion raised by SPACs in 2021 as of November 2nd, only 12.6%, or $17.7 billion, was focused on the healthcare sector. SPACs focused on life science companies are underrepresented compared to the number of privately held healthcare companies that eventually require access to the public capital markets. We believe there is a significant number of high-quality private life sciences companies seeking alternative routes to the public markets and life sciences investors willing to participate in SPACs and their business combinations.
Acceleration in Medical Innovation and Regulatory Speed to Market
There has been a significant acceleration of medical research in recent years, leading to a better understanding of the molecular origins of disease and the identification of new potential targets for therapeutic intervention. The biotechnology sector of the life sciences industry has also recently experienced an acceleration in discovery and validation of novel emerging treatment modalities such as targeted antibody, precision, and/ or genetic medicines, as well as DNA, RNA and/ or cell therapies, among others. Significant breakthroughs in medicine and science have generated attractive investment opportunities.
The significant pace of innovation is also reflected in the FDA’s recent drug approval rates, which have increased from 34 drugs per year between 2010 and 2015 to 46 per year between 2015 and 2020. In the last three years alone, the FDA has approved more drugs than the combined total of approvals in the five preceding years. This success is due in part to the increased use of special approval and development programs such as fast track designation, breakthrough therapy designation and accelerated approval, and it also reflects the FDA’s increasing willingness to use surrogate endpoints and single trials to accelerate approval timelines. Furthermore, small and medium-sized
firms account for a majority of new approvals, and many of these successful firms are acquired by the larger companies. A continuance of this trend would support drug development efforts and investments.
In addition to the multi-decade structural tailwinds building up to a “golden age of innovation” for the biotechnology sector, the
COVID-19
pandemic has shown an unprecedented compression of the innovation cycle from drug development to regulatory approval to market, as is evident in the speed to market of multiple novel therapeutic methods and drugs aimed at controlling the
COVID-19
pandemic. We believe that this experience could help further accelerate the innovation and life cycle of promising, innovative life science companies.
Management Team
Our management team is comprised of industry experts, who are well positioned to identify and evaluate businesses within the biotechnology and life sciences sectors that would benefit from their experiences leading public companies. We believe our management team offers extensive experience in growing and operating companies, as well as a deep network of contacts in the biotechnology and life sciences sectors both within the United States and globally outside of the United States. Our management team is spearheaded by our Chairman and Chief Business Officer, Jonathan Rigby, and Chief Executive Officer and Chief Financial Officer, Ross Haghighat. Our management team will further be supported by our Vice Chairman Ronald Eastman, and our other independent board members, Shawn Cross, Louis G. Lange, M.D., Ph.D., Stephen Sherwin, M.D., and Glen Giovannetti, who collectively bring extensive operational experience and deep global networks within the venture capital, growth equity, and strategic ecosystem.
Past performance of our management team, directors and advisors is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance record of our management team or advisors as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful. Some of our officers, directors and advisors have not had experience with blank check companies or special purpose acquisition companies in the past. In addition, our executive officers, directors, and advisors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities.

Explorer Acquisitions
Our sponsor has been formed as a collaboration between Ross Haghighat, our Chief Executive Officer, Chief Financial Officer, and one of our Directors, Alex Vieux, our Advisor, Steven Fletcher, our Advisor, and Explorer Acquisitions (“Explorer”).
Founded in 2018 by Alex Vieux and Steve Fletcher, Explorer is a sponsor of a series of SPACs in partnership with proven executives such as Messrs. Haghighat and Rigby. Explorer employs approximately 20 professionals focused on the end-to-end
SPAC lifecycle from initial public offering to diligence and initial business combination. Since its inception, Explorer has sponsored six SPACs to date, with collective proceeds of approximately $2.3 billion: ChaSerg Technology Acquisition Corporation (Nasdaq: CTAC), a blank check company which completed an initial business combination with Grid Dynamics International, Inc. (Nasdaq: GDYN) in March 2020; Apex Technology Acquisition Corporation (formerly Nasdaq: APXT), a blank check company which completed an initial business combination with AvePoint, Inc. (Nasdaq: AVPT) in July 2021; E.Merge Technology Acquisition Corp. (Nasdaq: ETAC), a blank check company searching for a target business in the software and internet technology industries; Carney Technology Acquisition Corp. II (Nasdaq: CTAQ), a blank check company searching for a target business in the technology industry; Epiphany Technology Acquisition Corp. (Nasdaq: EPHY), a blank check company searching for a target business in the technology industry; and Enterprise 4.0 Technology Acquisition Corp. (Nasdaq: ENTF), a blank check company searching for a target business in the technology industry.
We may draw upon Explorer’s infrastructure, personnel, network, and relationships to provide access to deal prospects, along with any necessary resources to aid in the identification and diligence of a business combination partner and subsequent execution of an initial business combination. Notwithstanding the foregoing, Explorer has no written advisory agreement with us and will have no fiduciary obligations to us. Accordingly, they may present business combination opportunities to other entities prior to presenting them to us.
Our Mission
Our management team’s goal is to leverage its deep and proprietary network to identify and complete a business combination with a high-growth technology company with an enterprise value of greater than $1 billion. We seek to bring synergistic benefits to the acquired company by leveraging our management’s domain expertise, proven track record in value creation for shareholders, and deep personal and professional networks to help the company grow organically or via M&A.
The benefits we offer to a target company encompass, but are not limited to the following:

•
Expertise in growing successful technology companies:
Our management team has demonstrated a strong track record of building, investing, nurturing, and leading disruptive technology companies. We believe that we can spot unique ideas and disruptive business models and grow them from local sensation to global ubiquity. We believe we can also leverage our professional network to recruit top talent and use that intellectual capital to help the company achieve great competitive advantages.

•
Ability to mentor and support exceptional executives:
Our Chairman, Vice Chairman, Chief Executive Officer, directors, and advisors have collectively served on more than 70 public and private boards, both within and outside the technology sector. They have overseen acquisitions, driven global growth, improved operations, and navigated complex governance challenges while on these boards. Our management team will bring the experience cultivated to help guide the company in its entrance into the public markets.

•
Maximizing the value of becoming a publicly traded company:
As a public company, there are numerous benefits we offer to the stakeholders. These include, but are not limited to, (i) greater liquid equity for the company’s growth and accretive acquisitions, (ii) more visibility and stronger branding among the company’s customers, (iii) improved access to debt and equity capital markets, and (iv) more tangible incentives for employee stock compensation, which play a key role in attracting and retaining top talent in the technology industry.

Acquisition Criteria
Our management team is proactively and aggressively searching for potential global life sciences business combination candidates using the relationships of our management team and board of directors with company executives, venture capitalists and growth equity firms. Our management and board have decades of operational and investment experience in both the private and public sectors of the life sciences industry and extensive networks with current industry investors and executives in the United States and globally outside the United States as a result. We believe that the direct sourcing opportunity this collective experience and network affords will allow us to competitively identify actionable business combination opportunities efficiently and effectively.
We have identified the following criteria that will serve as guidelines for evaluating acquisition opportunities, which we expect to apply during our search. All are indicators of compelling growth potential. The attributes we most strongly seek include the following:

•
Industry
: We intend to focus on the global life sciences industry, where we have deep knowledge and expertise. We believe our team’s extensive operational, investment and leadership experience within the life sciences sector uniquely positions us to a) identify assets globally and across multiple therapeutic areas and modalities including, but not limited to, oncology, infectious diseases, neuroscience, gene therapy, gene editing, inflammation, cardiovascular, and metabolic diseases, b) evaluate and support the operating plan for a post- transactional path to successful development of the asset(s) and/or sale to a strategic buyer; and c) negotiate favorable terms for maximal shareholder value creation;

•	Stage : We believe that a compelling opportunity exists for investing in a company with strong preclinical or clinical data driving confidence in successful clinical proof of concept;

•
Scientific fundamentals
: We intend to seek a target business with fundamental scientific data that indicate a drug candidate or platform has high potential to generate a differentiated therapeutic approach that will alter or significantly enhance the treatment paradigm for patients, physicians, and health systems;

•
Market potential
: We intend to focus on a
first-in-class
or
best-in-class
potential asset which addresses a significant unmet need that also represents meaningful commercial opportunities, with clear significant value inflection drivers in an 18 to 24 months’ time frame;

•
Strong management
: We intend to seek companies with the key elements of a strong management team already in place. We will spend significant time assessing a company’s leadership and culture, and the potential to complement its leaders with our additional deep experience;

•
Will benefit from being public
: We intend to seek companies that can inherently benefit from a public listing. These inherent benefits include greater capital available for optimizing and accelerating pipeline and/or platform development, enhanced access to debt and equity capital markets, and more tangible incentives for employee share compensation; and

•
Strategic alliance opportunities
: We plan to leverage our deep relationships with large pharmaceutical companies and knowledge of their strategies to define a development path for our target company’s programs that maximizes its potential for value creating strategic alliances. Moreover, our management team and directors have extensive experience in developing emerging public life sciences companies and in executing M&A transactions.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet certain of the above criteria and guidelines, we will disclose that the target business does not meet certain of the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission. We may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination.

We intend to acquire a company with an enterprise value significantly above the net proceeds of this offering, the sale of the placement units and the sponsor loan. Depending on the size of the transaction or the number of public shares we become obligated to redeem, we may potentially utilize several additional financing sources, including but not limited to the issuance of additional securities to the sellers of a target business, debt issued by banks or other lenders or the owners of the target, a private placement to raise additional funds, or a combination of the foregoing. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient to meet our obligations or our working capital needs, we may need to obtain additional financing.
Initial Business Combination
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.
Our Business Combination Process
In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), in-depth
assessment of the management talent,
on-site
inspection of facilities and assets, discussion with customers and suppliers, assessment of the organization readiness for public company status, legal reviews and other reviews as we deem appropriate. We also seek to utilize the expertise of our management team in analyzing technology companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.
Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he has then-current fiduciary or contractual obligations to present the opportunity to such entity, he may need to honor his fiduciary or contractual obligations to present such opportunity to such entity, and only present it to us if such entity rejects the opportunity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our Amended and Restated Memorandum and Articles of Association will provide that we renounce, to the maximum extent permitted by law, our interest or expectancy in, or being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of the officers or directors acquire knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our Amended and Restated Memorandum and Articles of Association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. In addition, our officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to the completion of our initial business combination. As a result, our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.
Our Management Team
Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they, in the exercise of their respective business judgement, deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devote in any time period varies based on the stage of the business combination process we are in. We do not have an employment agreement with any member of our management team.
We believe our management team’s operating and transaction experience and relationships with companies provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in the technology industry. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.
Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 7, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.
Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates
exceeds $250 million as of the end of the prior June 30
th
, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates
exceeds $700 million as of the prior June 30
th
.

Financial Position
With funds available for an initial business combination in the amount of $234,600,000 (assuming no redemptions), which amount includes $9,800,000 of the underwriters’ deferred discount, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our initial business combination, for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination.
Sources of Target Businesses
Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may also be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we have not and do not anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. We pay an affiliate of our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination.
Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.
We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
If any of our officers or directors become aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Selection of a Target Business and Structuring of our Initial Business Combination
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of NASDAQ’s 80% fair market value test. There is no basis for our investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.
In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, in-depth
assessment of the management talent, document reviews, interviews of customers and suppliers, inspection of facilities, assessment of the organization readiness for public company status, as well as a review of financial and other information that will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.
Limited Ability to Evaluate the Target’s Management Team
Although we continue to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.
Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of our Class A Ordinary Shares then outstanding;

•
any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) have a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding common shares or voting power of 5% or more; or

•	the issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.
Permitted Purchases of our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.
The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining shareholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of Ordinary Shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares (along with Cantor with respect to the placement shares) and any public shares held by them in connection with the completion of our initial business combination.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to amend our Amended and Restated Memorandum and Articles of Association would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we will be required to comply with such rules.
If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution or such higher percentage as may be required by Cayman Islands law, and pursuant to our amended and restated articles of association. A quorum for such meeting will if the holders of one third of the issued and outstanding shares of the company entitled to vote at such meeting are represented in person or by proxy. Our initial shareholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking an ordinary resolution, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.
If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase our Class A Ordinary Shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. Redemptions of our public shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.
Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval
Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a

“group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Stock Certificates in Connection with Redemption Rights
We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the shareholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by June 7, 2023.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our Amended and Restated Memorandum and Articles of Association provides that we will have until June 7, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by June 7, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable and expenses relating to the administration of the trust account), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the
18-month
time period. Our Amended and Restated Memorandum and Articles of Association will provide that, if a resolution of the Company’s shareholders is passed pursuant to the Companies Act to commence the voluntary liquidation of the Company, we will follow the forgoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our initial shareholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and (along with Cantor) placement shares held by them if we fail to complete our initial business combination by June 7, 2023. However, if our initial shareholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by June 7, 2023.
Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2023 or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be the net of taxes payable and expenses relating to the administration of the trust account), divided by the number of then outstanding public shares.
We have sought and will continue to seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor is also not liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the proceeds of our initial public offering, held outside of the trust account, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. Because our offering expenses in connection with our initial public offering (including underwriting commissions) were less than our estimate of $1,000,000, the amount of funds we intend to hold outside the trust account has increased by approximately $316,979 to approximately $1,975,663.

We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,300,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes and expenses relating to the administration of the trust account, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by shareholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be substantially less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Withum, our independent registered public accounting firm, and the underwriters of the offering, have not executed agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.
Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes and expenses relating to the administration of the trust account, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.20 per public share.
If we file a bankruptcy petition or a
winding-up
petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, and then only in connection with our Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend any provisions of our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination by June 7, 2023 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 7, 2023, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.
Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Conflicts of Interest
Each of our officers and directors presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provide that, we renounce, to the maximum extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our sponsor or its affiliates and any companies in which our sponsor or its affiliates have invested about which any of our officers or directors acquires knowledge; or (ii) the presentation of which would breach an existing legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition our amended and restated memorandum and articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.
Indemnity
Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.
Facilities
We currently maintain our executive offices at 260 Madison Avenue, Suite 800, New York, NY 10016. The cost for our use of this space is included in the $20,00 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.
Employees
We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information
We have registered our public units, Class A Ordinary Shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 7, 2026, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates
exceeds $700 million as of the prior June 30
th
, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates
exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by nonaffiliates exceeds $700 million as of the end of that year’s second fiscal quarter.
Item 1A. Risk Factors.
As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between our company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.
For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our executive offices are located at 260 Madison Avenue, Suite 800, New York, New York 10016, and our telephone number is (212)
287-4092.
The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.
Item 3. Legal Proceedings.
To the knowledge of our management team, there is no litigation currently pending or anticipated against us, any of our officers or directors in their capacity as such or against any of our property.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.
(a) Market Information
Our public units, public shares and public warrants are each traded on NASDAQ under the symbols “BIOSU,” “BIOS” and “BIOSW,” respectively. Our public units commenced public trading on December 3, 2021, and our public shares and public warrants commenced separate public trading on January 24, 2022.
(b) Holders
On March 9, 2022, there were four holders of record of our units, one holder of record of our Class A Ordinary Shares and one holder of record of our warrants.
(c) Dividends
We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
None.
(e) Recent Sales of Unregistered Securities
None.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

(g) Use of Proceeds from the Initial Public Offering
On December 7, 2021, we consummated our initial public offering of 23,000,000 public units, including 3,000,000 public units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each unit consists of one public share and one-half
of one public warrant, with each whole public warrant entitling the holder thereof to purchase one public share for $11.50 per share. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000, Cantor acted as bookrunner and representative of the underwriters of the initial public offering.
On December 7, 2021, simultaneously with the consummation of our initial public offering, we completed the private placement of an aggregate of 560,000 placement units. 380,000 of the placement units were sold to our sponsor and 180,000 placement units were sold to Cantor at a purchase price of $10.00 per placement unit, generating gross proceeds to us of $5,600,000.
A total of $234,600,000 of the proceeds from our initial public offering (which amount includes $9,800,000 of the underwriters’ deferred discount) and the sale of the placement units, was placed in a U.S.-based trust account, maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Overview
We are a blank check company incorporated in the Cayman Islands on February 11, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Placement Units, our shares, debt or a combination of cash, shares and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2021 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from February 11, 2021 (inception) through December 31, 2021, we had net loss of $140,200, which consisted of formation and operating costs of $148,895, offset by interest earned on marketable securities held in the Trust Account of $8,695.

Liquidity and Capital Resources
On December 7, 2021, we consummated the Initial Public Offering of 23,000,000 Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 560,000 Placement Units at a price of $10.000 per Placement Unit in a private placement to the Sponsor and Cantor, generating gross proceeds of $5,600,000.
Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Placement Units, a total of $234,600,000 was placed in the Trust Account. We incurred $14,483,021 in Initial Public Offering related costs, including $4,000,000 of underwriting fees and $683,021 of other offering costs.
For the year ended December 31, 2021, cash used in operating activities was $773,937. Net loss of $140,200 was affected by interest earned on marketable securities held in the Trust Account of $8,695. Changes in operating assets and liabilities used $625,042 of cash for operating activities.
As of December 31, 2021, we had marketable securities held in the Trust Account of $234,608,695 (including approximately $8,695 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less or money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had cash of $635,542. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on December 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 20,000,000 Units sold in the Initial Public Offering, or $8,000,000 in the aggregate, and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,800,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Class A Ordinary Shares Subject to Possible Redemption
We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheet.
Net Income (Loss) Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from the earnings per share as the redemption value approximates fair value.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Not required for smaller reporting companies.
Item 8. Financial Statements and Supplementary Data.
This information appears following Item 15 of this Report and is included herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Controls over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal year of 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jonathan Rigby	53	Chairman of the Board and Chief Business Officer
Ross Haghighat	58	Chief Executive Officer, Chief Financial Officer, and Director
Ronald Eastman	69	Vice Chairman
Shawn Cross	53	Director
Louis G. Lange, M.D., Ph. D.	72	Director
Stephen Sherwin, M.D.	73	Director
Glen Giovannetti	59	Director
The experience of our directors and executive officers is as follows:

Jonathan Rigby
, our Chairman and Chief Business Officer, brings over 30 years of experience leading private and publicly traded biotechnology and pharmaceutical companies in the US, UK, and Israel, and is uniquely positioned to successfully prepare a high-potential target for a successful next phase in the public markets. Mr. Rigby is currently President, Group Chief Executive Officer and Board Member at Revolo Biotherapeutics Inc. (formerly Immune Regulation Ltd. and Inc.), a US and UK based clinical stage biotechnology company developing novel, first-in-class,
drug therapies for autoimmune and allergic diseases. From 2011 to 2018, Mr. Rigby served as President and Chief Executive Officer of SteadyMed Ltd. (Nasdaq: STDY), a US and Israel based company, and led its successful IPO and subsequent sale to United Therapeutics Corp. (Nasdaq: UTHR); he continued to lead the successful integration of the company until November 2019. Mr. Rigby brings extensive experience leading several other private biotechnology companies to the public markets including Xeris Pharmaceuticals, Inc. (Nasdaq: XERS), a specialty pharmaceutical company focused on the development of drug delivery enabled pharmaceuticals, where he was a member of the Board of Directors, Chairman of the Nominating and Governance Committee and member of the IPO pricing committee from 2016-2019. Mr. Rigby also served on the board of directors of Thermalin, Inc., a developer of new forms of insulin for diabetes, from May 2020 to July 2021. In 2006, Mr. Rigby conceived and co-founded
Zogenix, Inc. (Nasdaq: ZGNX), which is developing and commercializing transformative therapies for rare diseases, with a successful initial public offering in 2010. Earlier in his career, Mr. Rigby held various commercial roles at Merck & Co., Inc. (NYSE: MRK) and Bristol-Myers Squibb Co. (NYSE: BMY).
Mr. Rigby also currently serves on the Board of Directors at ImmunoMolecular Therapeutics, Inc., a biotechnology company developing medicines for autoimmune diseases, and was previously Chairman of the Board at CollPlant Biotechnologies Ltd. (Nasdaq: CLGN), a regenerative medicine company. As a seasoned international Chief Executive Officer and Board member, Mr. Rigby will be instrumental in bringing his experience to guide an early-stage biopharmaceutical company through successful commercialization at scale. Mr. Rigby has a Bachelor of Science Degree, with Honors, in Biological Sciences from Sheffield University, UK, and an MBA from Portsmouth University, UK. We believe that Mr. Rigby is qualified to serve as our Chairman and Chief Business Officer due to his extensive operational and board experience in the life sciences industry.
Ross Haghighat
, our Chief Executive Officer, Chief Financial Officer and one of our Directors, is a United States based business executive, serial entrepreneur, and venture capitalist. Mr. Haghighat is the founding partner at Jasper Capital Partners, an investment firm investing in transformational technology-inspired growth companies focused on Australia and Asia, and Chairman of Triton Systems, Inc., a private early to mid-stage
product development and venture firm creating product-driven enterprises focusing on next-generation innovative technologies spanning biotech, medtech and ESG applications. Mr. Haghighat has been a founder, co-founder,
and board member of more than a dozen private and public technology companies in the US, Europe, China and Australia. During Mr. Haghighat’s expansive career as an operator, he generated billions in shareholder value through his roles transforming companies from early-stage technology firms to successful corporations, as well as integrated divisions of Fortune 500 companies. From 1994 to 2001, Mr. Haghighat co-founded
and led CoreTek Inc., a photonic-based firm that developed the first tunable optoelectronic laser platform for telecom and was acquired by Nortel Networks Corp. in 2001 for $1.4 billion.
Mr. Haghighat currently serves on the Board of Directors at Chinook Therapeutics, Inc. (Nasdaq: KDNY), a late clinical-stage biotechnology company developing precision medicines for kidney diseases, where Mr. Haghighat is Chairman of the Transaction Committee; CITIC Capital Acquisition Corp. (NYSE: CCAC), a blank check company that has announced a $1.4B business combination with Quanergy Systems, due to close in Q4 2021, where Mr. Haghighat also serves as Chair of the Audit Committee of Fluence Corporation Ltd. (ASX: FLC), a leading ESG global water treatment technology company, where Mr. Haghighat serves as Vice Chairman; Angel Medical Systems, Inc., a commercial stage private medical device company with a pipeline of implantable cardiovascular devices with product distribution in US, Australia and Asia, where Mr. Haghighat serves as Lead Director and FRX Polymers, Inc., a global sustainable ESG company serving electric vehicle, consumer electronics and other industrial applications, where Mr. Haghighat serves as Chairman. These roles position Mr. Haghighat to help identify next generation trends, and equip him with the network and access to identify and select attractive targets that meet our acquisition criteria. Mr. Haghighat received a Bachelor of Science in Advanced Materials Engineering from Rutgers University and Master of Science in Organometalic Chemistry from Rutgers University, as well as an MBA from Boston College — Wallace E Carroll School of Management. We believe that Mr. Haghighat is qualified to serve as our Chief Executive Officer and Chief Financial Officer due to his extensive operational, financial management and board experience in the life sciences industry.

Ronald Eastman
, our Vice Chairman, has over 40 years of experience in building and leading both publicly-traded and private healthcare businesses. Mr. Eastman is currently a Senior Advisor of EW Healthcare Partners (“EW”), one of the oldest healthcare growth equity firms in the world with $3 billion currently under management, where he previously served for 15 years as Managing Director of multiple funds before transitioning to Senior Advisor in 2021. Mr. Eastman led and served on the Board of Directors of EW’s investments in ProteinSimple, Inc. (acquired by
Bio-Techne
Corporation), Corium, Inc. (acquired by Gurnet Point Capital), and Open Monoclonal Technology, Inc. (acquired by Ligand Pharmaceuticals, Inc. (Nasdaq: LGND)). He also currently serves on the Board of Directors of EW portfolio companies Elusys Therapeutics, Inc., Suneva Medical, Inc., and EyePoint Pharmaceuticals, Inc. (Nasdaq: EYPT).
Mr. Eastman began his career at American Cyanamid Company, which was acquired by American Home Products (now Pfizer, Inc. (NYSE: PFE)), where Mr. Eastman spent 15 years managing various pharmaceutical products, divisions, and subsidiaries in the U.S. and overseas. Later as CEO of Geron Corporation (Nasdaq: GERN), Mr. Eastman led the company’s growth from a venture-backed start-up
to a publicly traded pioneer in the fields of regenerative medicine and cancer. As CEO of Rinat Neuroscience Corporation (“Rinat Neuroscience”), a private biotechnology company spun out of Genentech, Inc. with the support of EW in late 2001, Mr. Eastman led the effort to build the first company dedicated to discovering and developing large molecule drugs for treating nervous system disorders. Rinat Neuroscience was acquired by Pfizer, Inc. in 2006.
Mr. Eastman has also previously served as a board member of Revance Therapeutics, Inc. (Nasdaq: RVNC), the Biotechnology Innovation Organization, and as a Trustee of the Buck Institute for Research on Aging. Mr. Eastman has a Bachelor of Arts degree from Williams College and a Master of Business Administration degree from Columbia University. We believe that Mr. Eastman is qualified to serve as our Vice Chairman because of his extensive management and board experience in the life sciences industry.
Shawn Cross
, one of our Directors, brings over 20 years of strategic advisory and capital market experience in the biopharmaceutical and biotechnology industry along with an accomplished background as an executive operator of a publicly listed biopharmaceutical company. Since March 2020, Mr. Cross has served as the Chief Financial Officer of Applied Molecular Transport Inc. (Nasdaq: AMTI), leading the company’s finance strategy and operations of a publicly listed, clinical stage biopharmaceutical company leveraging a proprietary technology platform to design and develop a pipeline of novel oral biologic candidates to treat autoimmune, inflammatory, metabolic and other diseases. Previously, Mr. Cross was at JMP Securities LLC where he served as Managing Director and
Co-head
of Healthcare Investment Banking and a member of the Investment Banking Management Committee from September 2018 to March 2020. Prior to JMP Securities LLC, Mr. Cross also held various investment banking roles at top financial institutions in New York, London, and San Francisco including Managing Director in Healthcare Investment Banking at Deutsche Bank Securities Inc. from 2015 to 2017, Managing Director and Head of Biopharmaceutical Investment Banking at Wells Fargo Securities LLC from 2010 to 2015, amongst others. Mr. Cross brings additional operational experience from his time as President and Chief Operating Officer from November 2017 to February 2018, and as Chairman and Chief Executive Officer from February 2018 to July 2018 of GT BioPharma, Inc. (Nasdaq: GTBP), a publicly listed targeted immunotherapies company engaged in discovering, developing, and commercializing novel therapeutics using its proprietary platform. Mr. Cross holds an M.B.A. from Columbia Business School and a B.S. from the University of California, Los Angeles. We believe that Mr. Cross is qualified to serve on our board of directors due to his background as a public company executive operator and financial officer in the life sciences industry along with his extensive industry knowledge and knowledge of the associated capital markets and M&A landscapes.
Louis G. Lange, M.D., Ph.D
., one of our Directors, has a long and distinguished career as a leading entrepreneur, investor and academic leader in the biotechnology sector, and has been at the forefront of the development of the biotechnology industry over the last three decades. Dr. Lange founded CV Therapeutics, Inc. (“CVT”), a biotechnology company focused on cardiovascular diseases, in 1992 and served as Chairman, Chief Executive Officer and Chief Scientific Officer. Dr. Lange led the initial public offering of CVT (formerly Nasdaq: CVT) in 1996 after $50 million in venture investments and oversaw its commercial success, spearheading the growth of Ranexa
®
and Lexiscan
®
, two drugs with combined annual sales in excess of $1.5 billion dollars. Dr. Lange led the sale of CVT to Gilead Sciences, Inc. (Nasdaq: GILD) in 2009 for $1.4 billion, and stayed on part time until 2019 as a Senior Advisor reporting until 2018 to the Chief Executive Officer of Gilead Sciences.

After successfully selling CVT, Dr. Lange founded and sold two additional biotechnology companies. In 2017, GE Healthcare acquired one of these companies, Rapidscan Pharma Solutions Inc. (“RPS”), a developer of a biopharmaceutical stress agent used in the diagnosis of cardiovascular disease.
In 2015, Audentes Therapeutics, Inc. (Nasdaq: BOLD) acquired the second of these companies, gene therapy products developer Cardiogen Sciences, Inc.; Dr. Lange stayed on as lead Director up to the sale of Audentes Therapeutics to Astellas Pharma Inc. (TYO:4503) in 2020 for $3.1 billion. Currently, Dr. Lange is a Partner at Asset Management Ventures (“AMV”), an early-stage venture capital firm focused on investments in the digital health, technology, and life sciences sectors, sitting at the forefront of key innovation trends and deal flow within the biotechnology space. Dr. Lange has led over 12 investments across all areas of biotechnology companies.
In addition to Dr. Lange’s operational and investing experience, Dr. Lange spent 22 years in academic medicine at Harvard University and Washington University, where he served as Chief of Cardiology and Professor of Medicine at Jewish Hospital at Washington University School of Medicine from 1985-1992 and was one of the first academicians in molecular cardiology. Currently, Dr. Lange serves as a member of the Board of Trustees at the University of Rochester, a role he has held since 1998. As Chair of the Health Affairs committee that oversees all of the medical operations, Dr. Lange has been part of the leadership team for strategic re-invigoration
of the medical center, overseeing projects including construction of two research buildings and recruitment of over 100 faculty members.
Dr. Lange has also led the most respected industry and trade associations in the biotechnology sector. From 1999 to 2009, Dr. Lange served on the Board of Directors of Biotechnology Innovation Organization, the trade organization of biotechnology companies, leading the largest committee of member companies for two years. Dr. Lange has been on numerous other public and private Boards in both the non-profit
and
for-profit
arena, including the Institute of Systems Biology (“ISB”), a nonprofit biomedical research organization co-founded
by industry stalwart Dr. Leroy (“Lee”) Hood, and the UCSF Gladstone Institute, an independent, nonprofit life science research organization located in the epicenter of biomedical and technological innovation in the San Francisco Bay Area.
Dr. Lange will leverage his extensive operating and academic experience and industry networks to work alongside the management team in identifying high-potential therapeutic areas and treatment approaches, as well as sourcing, evaluating and negotiating with potential targets. Dr. Lange has a Bachelor’s degree from the University of Rochester, an M.D. from Harvard University and a Ph.D. in Biological Chemistry, also from Harvard University. We believe that Dr. Lange is qualified to serve on our board of directors due to his extensive entrepreneurial, investment and academic experience in the life sciences industry.
Stephen Sherwin, M.D
., one of our Directorss, is a medical oncologist who has spent over 35 years in the biotechnology industry, helping to create and manage companies that discover and develop new treatments for patients with cancer. During his career as a
C-level
executive, Dr. Sherwin
co-founded
and served as CEO and/or chairman of industry-leading biotechnology companies that generated over $2.0 billion in shareholder value. From 1990 to 2009, Dr. Sherwin served as the Chief Executive Officer of Cell Genesys, Inc., a cancer immunotherapy company, and was its Chairman from 1994 until the company’s merger in 2009 with BioSante Pharmaceuticals, Inc. (now ANI Pharmaceuticals, Inc., Nasdaq: ANIP). In addition, Dr. Sherwin co-founded
and served as chairman of Abgenix, Inc. (Nasdaq: ABGX), an antibody company that was acquired by Amgen Inc. (Nasdaq: AMGN) in 2006 and co-founded
and served as Chairman of Ceregene, Inc., a gene therapy company acquired by Sangamo Therapeutics, Inc. (Nasdaq: SGMO) in 2013. Prior to Cell Genesys, Dr. Sherwin served as Vice President of Clinical Research at Genentech, Inc. (NYSE: DNA) and was the first medical doctor hired by the company. In addition to his corporate experience, Dr. Sherwin previously served on the Board of Directors of the Biotechnology Innovation Organization from 2001 to 2014 and as its chairman from 2009 to 2011.
Dr. Sherwin currently divides his time between advisory work in the life science industry and patient care and teaching in his specialty of medical oncology. Dr. Sherwin is a Clinical Professor of Medicine at the University of California, San Francisco, and a volunteer Attending Physician in Hematology-Oncology at the Zuckerberg San Francisco General Hospital. In addition, Dr. Sherwin currently serves as a Venture Partner at Third Rock Ventures, a leading healthcare venture firm, and on the boards of directors of Biogen Inc. (Nasdaq: BIIB), a multinational commercial-stage biotechnology company and Neurocrine Biosciences, Inc. (Nasdaq: NBIX), a commercial-stage biopharmaceutical company focused on neurological and endocrine diseases. Through his prior and current experiences and roles, Dr. Sherwin is uniquely able to lend his expertise on next-generation biotechnology trends to work with the team in sourcing an appropriate target with commercial and therapeutic potential, and to provide operational guidance that will be crucial in helping our target achieve successful commercialization and scale as a public company. Dr. Sherwin received his Bachelor of Arts in Biology at Yale University, and his M.D. at Harvard Medical School. We believe that Dr. Sherwin is qualified to serve on our board of directors due to his extensive executive, venture and academic experience in the life sciences industry.
Glen Giovannetti
, one of our Directors, is a retired partner of Ernst & Young LLP (“EY”), where he was instrumental in spearheading the growth of the firm’s life sciences practice. Mr. Giovannetti is a widely recognized industry expert and thought leader, bringing over 36 years of deep life sciences domain knowledge, leadership success, risk and reporting expertise, and board governance credentials. At EY, Mr. Giovannetti served as the Global Biotechnology Leader (2007-2018) and Global Life Sciences Leader (2010-2016) and was intimately involved as lead partner on numerous IPOs and following-on
offerings as well as consulting on alliance, merger, and
spin-off
transactions. Mr. Giovannetti supported client teams from the U.S., across Europe, China, India, Japan, and Brazil. Furthermore, Mr. Giovannetti’s team was responsible for producing EY’s industry leading Thought Leadership life sciences publications including the annual reports such as Progressions, Beyond Borders, and Pulse of the Industry. He is also a co-author
of “Managing Biotechnology: From Science to Market in the Digital Age.” Mr. Giovannetti retired from EY in December 2020.
Mr. Giovannetti brings extensive company board and leadership experience in the life sciences sector. Mr. Giovannetti currently serves on the Board of Directors at XWPharma Ltd. (formerly XW Laboratories Inc.), a clinical stage biopharmaceutical company developing novel therapeutics for patients with neurodegenerative diseases, Teon Therapeutics, Inc., a developer of single-target small molecules intended to restore antitumor immunity and suppress cancer cell proliferation and Revolo Biotherapeutics Inc., a US and UK based clinical stage biotech company developing novel, first-in-class,
drug therapies for autoimmune and allergic diseases. Mr. Giovannetti previously served on the Board of Directors and as a Member of the Finance and Audit Committee at the Biotechnology Innovation Organization (“BIO”). Furthermore, Mr. Giovannetti serves on the Board of Directors at Life Science Cares, a nonprofit organization that connects life science executives and companies with other nonprofits addressing issues of poverty in California, Boston, and Philadelphia. Mr. Giovannetti holds a Bachelor of Arts in Accounting from Linfield College and is a CPA in Massachusetts and California (inactive). We believe that Mr. Giovannetti is qualified to serve on our board of directors due to his background in financial reporting and governance, extensive experience working with life science industry clients at EY, and his board experience in the life sciences industry.
Advisors
Alex Vieux
is the Chief Executive Officer of Herring International, a Belgian corporation. Over the last 35 years, he has worked with and engaged
C-suite
executives from five continents, scouting disruptive companies later embraced by the markets. Red Herring has ranked the most prominent startups in the global technology industry and featured them in its publication since 1993. Many of the Red Herring “Top 100” end up being acquired or going public. Mr. Vieux started his career at Arthur Andersen LLP (now Accenture plc). Then he co-founded
two technology companies, C•ATS Software, Inc. and Renaissance Software, both fintech startups that either went public or were sold in the 1990s. He also founded ETRE, The European Technology Roundtable Exhibition, a yearly forum assembling technology world leaders. He was elected on the board of directors of Tandem Computers, Inc. and Computer Associates (listed on NYSE), Check Point Software Technologies, Ltd. (Nasdaq: CHKP), Commerce One, Inc. (Nasdaq: CMRC), and Qualys, Inc. (Nasdaq: QLYS) as well as dozens of private companies. Mr. Vieux served as an advisor to Chaserg Technology Acquisition Corp. (formerly Nasdaq: CTAC), a blank-check company which completed an initial business combination with Grid Dynamics International, Inc. (Nasdaq: GDYN) in March 2020, and to Apex Technology Acquisition Corporation (Nasdaq: APXT), a blank check company which completed an initial business combination in with AvePoint, Inc. (Nasdaq: AVPT) July 2021. Mr. Vieux serves as an advisor to E.Merge Technology Acquisition Corp. (Nasdaq: ETAC), a blank check company focused on a business combination within the technology industry, Carney Technology Acquisition Corp. II (Nasdaq: CTAQ), a blank check company focused on a business combination within the technology industry, BioPlus Acquisition Corp. (Nasdaq: EPHY), a blank check company focused on a business combination within the technology industry, and Enterprise 4.0 Technology Acquisition Corp. (Nasdaq: ENTFU), a blank check company searching for a target business in the technology industry. A graduate of the Institute d’Etudes Politiques and the French business school HEC, Mr. Vieux also holds a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.

Steven Fletcher
advised numerous technology companies on mergers, acquisitions and other strategic transactions in his 24 year career as an investment banker. Mr. Fletcher worked in the Investment Banking Division at Goldman Sachs for more than eight years, where he held a number of leadership roles including head of Information Technology Services banking, head of Systems and Storage banking and head of the Private Placement Group. In 2003, he helped to start a new investment bank, GCA (formerly known as Savvian LLC), which has grown to over 400 professionals. Mr. Fletcher was a member of GCA’s U.S. management committee and head of the software group and co-head
of the digital media group. Mr. Fletcher has worked on transactions with companies including some in the technology industry as well as growth and middle-market technology companies. He served as an advisor to Chaserg Technology Acquisition Corp. (formerly Nasdaq: CTAC), a blank check company which completed an initial business combination with Grid Dynamics International, Inc. (Nasdaq: GDYN) in March 2020, and to Apex Technology Acquisition Corporation (Nasdaq: APXT), a blank check company which completed its initial business combination in with AvePoint, Inc. (Nasdaq: AVPT) July 2021 Mr. Fletcher serves as an advisor to E.Merge Technology Acquisition Corp. (Nasdaq: ETAC), a blank check company focused on a business combination within the technology industry, Carney Technology Acquisition Corp. II (Nasdaq: CTAQ), a blank check company focused on a business combination within the technology industry, BioPlus Acquisition Corp. (Nasdaq: EPHY), a blank check company focused on a business combination within the technology industry, Enterprise 4.0 Technology Acquisition Corp. (Nasdaq: ENTFU), a blank check company searching for a target business in the technology industry and serves on the Board of Directors of Lee Enterprises (Nasdaq: LEE), a US media company. He holds a B.A. in Economics from UCLA and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.
Number and Terms of Office of Officers and Directors
We have seven directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. Prior to our initial business combination, only holders of out founder shares will be entitled to vote on the appointment and removal of our director. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of Ronald Eastman and Louis G. Lange, M.D., Ph.D. will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Jonathan Rigby and Glen Giovannetti, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Shawn Cross and Stephen Sherwin, M.D., will expire at the third annual meeting of shareholders.
Prior to the completion of our initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by the holders of a majority of our founders shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founders shares may remove a member of the board of directors for any reason.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Chief Business Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Ronald Eastman, Shawn Cross, Louis G. Lange, M.D., Ph.D, Stephen Sherwin, M.D. and Glen Giovannetti are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in
rules and a limited exception, Nasdaq rules and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. The charter of each committee is available on our website at https://bioplusspac.com/corporate-governance/ .
Audit Committee
We have established an audit committee of the board of directors. Shawn Cross, Glen Giovannetti and Ronald Eastman serve as members of our audit committee, and Mr. Giovannetti chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Shawn Cross, Glen Giovannetti, and Ronald Eastman meets the independent director standard under Nasdaq listing standards and under Rule
10-A-3(b)(1)
of the Exchange Act.
Each member of the audit committee is financially literate and our board of directors has determined that Mr. Giovannetti qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Louis Lange, Stephen Sherwin, and Ronald Eastman serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Louis Lange,Stephen Sherwin and Ronald Eastman are independent, and Ronald Eastman chairs the compensation committee.
We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $20,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the completion of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ronald Eastman and Louis Lange. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our Amended and Restated Memorandum and Articles of Association Amended and Restated Memorandum and Articles of Association.
We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.
Code of Ethics
We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to our Registration Statement and copies are available on our website at https://bioplusspac.com/corporate-governance/ . You are able to review these documents by accessing our public filings at the SEC’s web site at
www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Since December 2, 2021, we have paid and will continue to pay an affiliate of our sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.
None of our executive officers or directors have received any cash (or non-cash)
compensation for services rendered to us. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities are reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, advisors or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.
The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 9, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

•	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 29,310,000 our Ordinary Shares, consisting of (i) 23,560,000 our Class A Ordinary Shares and (ii) 5,750,000 our Class B Ordinary Shares, issued and outstanding as of March 9, 2022. On all matters to be voted upon holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one

basis.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement units as these private units are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
BioPlus Sponsor LLC (3)	880,000	3.7%	5,750,000	100%	22.6%
Jonathan Rigby	—	—	—	—	—
Ross Haghighat	—	—	—	—	—
Ronald Eastman	—	—	—	—	—
Shawn Cross	—	—	—	—	—
Louis G. Lange M.D., Ph.D.	—	—	—	—	—
Stephen Sherwin M.D.	—	—	—	—	—
Glen Giovannetti	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	880,000	3.7%	5,750,000	100%	22.6%
Highbridge Capital Management, LLC (4)	1,051,735	4.5%	—	—	3.6%
Saba Capital Management, L.P. (5)	1,500,000	6.4%	—	—	5.1%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o BioPlus Acquisition Corp., 260 Madison Avenue, Suite 800, New York, NY 10016.

(2)
Interests shown consist solely of founder shares, classified as Class B Ordinary Shares, placement shares after our initial public offering, and Sponsor Loan if converted into shares. Founder shares are convertible into Class A Ordinary Shares on a one-for-one
basis, subject to adjustment.

(3)
Our sponsor, BioPlus Sponsor LLC, is the record holder of the securities reported herein. Ross Haghighat, our Vice Chairman, Alex Vieux and Steven Fletcher are the managing members of our sponsor. Each of our officers, directors and advisors is or will also be, directly or indirectly, a member of our sponsor. In addition, Explorer Parent LLC is a member of our sponsor. Messrs. Vieux and Fletcher are managing members of Founder Holdings LLC, which is the managing member of Explorer Parent LLC. By virtue of these relationships, each of the entities and individuals named in this footnote may be deemed to share beneficial ownership of the securities held of record by our sponsor. Each of them disclaims any such beneficial ownership except to the extent of their pecuniary interest.

(4)
Based on a Schedule 13G/A filed on December 10. 2021 by Highbridge Capital Management, LLC. Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the Class A Ordinary Shares held by the Highbridge Funds. The business address of Highbridge Capital Management LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(5)
Based on a Schedule 13G/A filed on February 14, 2022 by Saba Capital Management, L.P, Boaz R. Weinstein and Saba Capital Management GP, LLC. The business address of each of Saba Capital Management, L.P, Boaz R. Weinstein and Saba Capital Management GP, LLC is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Securities Authorized for Issuance under Equity Compensation Table
None.
Changes in Control
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence
On March 18, 2021 our sponsor paid $25,000, or approximately $0.004 per share, for 6,325,000 founder shares. On November 6, 2021, our sponsor returned to us, for no consideration, an aggregate of 1,150,000 founder shares, which we cancelled resulting in an aggregate of 5,175,000 founder shares outstanding and held by our sponsor. In December 2021, we effected a 0.111 for 1 share dividend for each Class B ordinary share outstanding, resulting in our initial shareholder holding an aggregate of 5,750,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (excluding the placement units and underlying securities). The founder shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Our sponsor and Cantor purchased an aggregate of 560,000 placement units at a price of $10.00 per unit (380,000 placement units by our sponsor and 180,000 placement units by Cantor), for an aggregate purchase price of $5,600,000. There are no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination by June 7, 2023.
Commencing on December 2, 2021, we pay First In Line Enterprises, Inc., an affiliate of members of our sponsor, a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, advisors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.

On March 18, 2021, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering and we issued an unsecured promissory note to our sponsor. Pursuant to the terms of the promissory note, we could borrow up to an aggregate principal amount of $300,000. The promissory note was non-interest
bearing and payable at the earlier of December 31, 2021 or the closing of our initial public offering, which occurred on December 7, 2021. The outstanding balance under the promissory note of $300,000 was repaid upon the closing of our initial public offering out of the $700,000 of offering proceeds that was allocated to the payment of offering expenses (other than underwriting commissions).
In addition, our sponsor agreed to lend us $4,140,000 as of the closing date of our initial public offering at no interest. A portion of the proceeds of the sponsor loan were deposited into the trust account and will be repaid or converted into sponsor loan units at a conversion price of $10.00 per unit, at the sponsor’s discretion. The sponsor loan is being extended in order to ensure that the amount in the trust account is $10.20 per public share. If we do not complete an initial business combination and the sponsor loan has not been converted into sponsor loan units prior to such time, we will not repay the sponsor loan and its proceeds will be distributed to our public shareholders. Our sponsor has waived any claims against the trust account in connection with the sponsor loan.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest
bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting of the shareholders of the company held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
Pursuant to a registration rights agreement, the holders of the founder shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have registration rights to require us to register a sale of any of our securities held by them. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Memorandum and Articles of Association. Our Amended and Restated Memorandum and Articles of Association also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Cayman Islands law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy
We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. We have filed a copy of our code of ethics with the SEC and a copy is available on our website. You are able to review our code of ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
In addition, our audit committee, pursuant to a written charter, is responsible for establish and implementing policies and procedures for the committee’s review and approval or disapproval of proposed transactions or courses of dealings with respect to which executive officers or directors or members of their immediate families have an interest (including all transactions required to be disclosed by Item 404(a) of Regulation
S-K).
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.
We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. These individuals and entities may also receive the following payments, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:
Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;
Payment to an affiliate of our sponsor of $20,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support;
Reimbursement for any
out-of-pocket
expenses related to identifying, investigating and completing an initial business combination; and
Repayment of
non-interest
bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.
Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors, advisors or our or their affiliates.

Item 14
.
Principal Accountant Fees and Services.
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. During the period from February 11, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $25,375 and $25,500, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees
. During the period from February 11, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the period from February 11, 2021 (inception) through December 31, 2021, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
. During the period from February 11, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).
PART IV
Item 15
.
Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.
Item 16. Form
10-K
Summary
Not applicable.

BIOPLUS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
BioPlus Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of BioPlus Acquisition Corp. (the “Company”) as of December 31, 2021 the related statements of operations, changes in shareholders’ deficit and cash flows for the period from February 11, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from February 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York Marc h 11, 20 22 PCAOB ID Number 100

BIOPLUS ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2021

ASSETS
Current assets
Cash	$635,542
Current portion of prepaid expenses	366,744

Total Current Assets	1,002,286

Prepaid expenses	369,934
Investments held in Trust Account	234,608,695

TOTAL ASSETS	$235,980,915

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$111,636
Accrued offering costs	67,500

Total Current Liabilities	179,136

Sponsor Loan	5,000,000
Deferred underwriting fee payable	9,800,000

Total Liabilities	$14,979,136

Commitments and Contingencies
Class A ordinary shares subject to redemption; $0.0001 par value, 23,000,000 shares issued and outstanding at $10.20, redemption value	234,600,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 560,000 shares issued and outstanding (excluding 23,000,000 shares subject to redemption)	56
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued or outstanding	575
Additional paid-in capital	—
Accumulated deficit	(13,598,852)

Total Shareholders’ Deficit	(13,598,221)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$235,980,915

The accompanying notes are an integral part of these financial statements.

BIOPLUS ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$148,895

Loss from operations	(148,895)
Other income:
Interest earned on investments held in Trust Account	8,695

Net Loss	$(140,200)

Weighted average shares outstanding of Class A ordinary shares	1,817,901

Basic and diluted net loss per share, Class A ordinary shares	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	5,057,870

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)

The accompanying notes are an integral part of these financial statements.

BIOPLUS ACQUISITION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of 560,000 Private Placement Units	560,000	56	—	—	5,599,944	—	5,600,000
Fair value of Public Warrants at issuanc e	—	—	—	—	10,810,000	—	10,810,000
Accretion of ordinary shares subject to redemption	—	—	—	—	(16,434,369)	(13,458,652)	(29,893,021)
Net loss	—	—	—	—	—	(140,200)	(140,200)

Balance — December 31, 2021	560,000	$56	5,750,000	$575	$—	$(13,598,852)	$(13,598,221)

The accompanying notes are an integral part of these financial statements.

BIOPLUS ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(140,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(8,695)
Changes in operating assets and liabilities:
Prepaid expenses	(736,678)
Accrued expenses	111,636

Net cash used in operating activities	(773,937)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(234,600,000)

Net cash used in investing activities	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000
Proceeds from sale of Private Placement Units	5,600,000
Proceeds from sponsor loan	5,000,000
Proceeds from promissory note – related party	170,000
Repayment of promissory note – related party	(170,000)
Payments of offering costs	(615,521)

Net cash provided by financing activities	236,009,479

Net Change in Cash	635,542
Cash – Beginning	—

Cash – Ending	$635,542

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$67,500

Accretion of ordinary shares subject to redemption	$29,893,021

Deferred underwriting fee payable	$9,800,000

The accompanying notes are an integral part of these financial statements.

BIOPLUS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS
BioPlus Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on February 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of completing a Business Combination. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering became effective on December 2, 2021. On December 7, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 560,000 units (the “Placement Units”) at a price of $10.00 per Placement Unit in a private placement to BioPlus Sponsor LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $5,600,000, which is described in Note 4.
Transaction costs amounted to $14,483,021, consisting of $4,000,000 of underwriting fees, $9,800,000 of deferred underwriting fees and $683,021 of other offering costs.
Following the closing of the Initial Public Offering on December 7, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Nasdaq rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of any deferred underwriting discount held in the Trust Account and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of the Business Combination (initially anticipated to be $10.20 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Placement Shares (as defined in Note 4), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares without the Company’s prior written consent.
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Placement Shares, and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to the Company to pay taxes, divided by the number of then issued and outstanding Public Shares.
The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Placement Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2021.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities and money market funds, which primarily invest in U.S. Treasury securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,810,000)
Class A ordinary shares issuance costs	(14,483,021)
Plus:
Accretion of carrying value to redemption value	29,893,021

Class A ordinary shares subject to possible redemption, December 31, 2021	$234,600,000

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $14,483,021, which were charged to temporary equity upon the completion of the Initial Public Offering.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income loss) per ordinary share as the redemption value approximates fair value. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the sponsor promissory loan, since the exercise of the warrants and the conversion of the sponsor loan is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,780,000 Class A ordinary shares in the aggregate. The sponsor loan is convertible into 500,000 units, consisting of 500,000 Class A ordinary shares and 250,000 warrants. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from February 11, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(36,187)	$(104,013)
Denominator:
Basic and diluted weighted average shares outstanding	1,817,901	5,057,870

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active Markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)”
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU
2020-06
effective February 11, 2021. The adoption of ASU
2020-06
did not have a material impact on the Company’s financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 560,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $5,600,000 in a private placement. The Sponsor purchased 380,000 Placement Units and Cantor purchased 180,000 Placement

Units. Each Private Placement Unit consists of one share of Class A ordinary share (“Placement Share”) and one-half
of one redeemable warrant (“Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units, Placement Shares, and Placement Warrants will expire worthless
.
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On March 18, 2021, the Sponsor purchased 6,325,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares for an aggregate price of $25,000. On November 6, 2021, the Sponsor forfeited an aggregate of 1,150,000 shares of Class B ordinary shares. In December 2021, the Company effected a 0.111 for 1 share dividend for each Class B ordinary share outstanding, resulting in the initial shareholders holding an aggregate of 5,750,000 Founder Shares.
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Further drawdowns on the Promissory Note are not permitted.
Sponsor Loan
As a result of the underwriter exercising the over-allotment option, on December 7, 2021, the Sponsor loaned the Company $5,000,000 (the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account to be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan units at a conversion price of $10.00 per unit, at the discretion of the Company, only upon consummation of the Business Combination. The Sponsor Loan units would be identical to the Placement Units sold in the Initial Public Offering. The Sponsor Loan is being extended in order to ensure that the amount in the trust account is $10.20 per Public Share. If the Company does not consummate an initial Business Combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. The conversion feature was analyzed under ASC
470-20,
“Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC
815-40,
“Derivatives and Hedging”.
Administrative Support Agreement
The Company entered into an agreement, commencing on December 2, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support services. For the year ended December 31, 2021, the Company incurred $15,484 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.
Promissory Note — Related Party
On March 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of December 7, 2021, there was $170,000 still outstanding under the Promissory Note, which was subsequently paid on December 10, 2021. Further drawdowns on the Promissory Note are not permitted.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the
COVID-19
global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration Rights
Pursuant to a registration rights agreement entered into on December 2, 2021, the holders of the Founder Shares, Placement Units (including securities contained therein) and any Units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the units issued as part of the Working Capital Loans and Class A ordinary shares issuable upon conversion of the Founder Shares are entitled to registration rights. The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 20,000,000 Units sold in the Initial Public Offering, or $8,000,000 in the aggregate, and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,800,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 560,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to redemption which are included in temporary equity.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one
basis (subject to adjustment). In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of this offering (excluding the Private Placement Units and underlying securities) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).
Warrants —
As of December 31, 2021, there are 11,500,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the completion of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, the Company may redeem the warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.
If the Company calls the Public Warrants for redemption, as described above, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.
As of December 31, 2021, there are 280,000 Placement Warrants issued and outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

On December 7, 2021, the private Placement Warrants were valued using a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement (see note 8). The Public Warrants were valued using a Monte Carlo simulation implementing the Black Scholes Option Pricing Model that is modified to capture the redemption features of the Public Warrants. The primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility was initially derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target.

NOTE 8 — FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320, “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.
At December 31, 2021, assets held in the Trust Account includes
 $

 in cash and $
117,307,347

in U.S. Treasury Bills at amortized cost and $117,300,493 in money market funds which are invested primarily in U.S. Treasury Securities. During the period from February 11, 2021 (inception) through December 31, 2021, the Company did not
withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 06/09/2022)	1	$117,307,347	$3,317	$117,310,664
December 31, 2021	Money market funds which are invested primarily in U.S. Treasury Securities	1	$117,300,493	$—	$117,300,493

NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement (3)

3.1	Amended and Restated Memorandum and Articles of Association. (3)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Ordinary Share Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated December 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.5	Description of Registered Securities.*

10.1	Letter Agreement, dated December 2, 2021, by and among the Company, its officers, directors, and BioPlus Sponsor LLC. (3)

10.2	Promissory Note, dated March 18, 2021, issued to BioPlus Sponsor, LLC (1)

10.3	Investment Management Trust Agreement, dated December 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.4	Registration Rights Agreement, dated December 2, 2021, by and among the Company and certain security holders. (3)

10.5	Securities Subscription Agreement, dated March 18, 2021, between the Registrant and BioPlus Sponsor LLC (1)

10.6	Unit Subscription Agreement, dated December 2, 2021, by and between the Company and BioPlus Sponsor LLC. (3)

10.7	Form of Unit Subscription Agreement, dated December 2, 2021, by and between the Company and Cantor. (3)

10.8	Form of Indemnity Agreement. (2)

10.9	Administrative Services Agreement, dated December 2, 2021, by and between the Company and First In Line Enterprises, Inc. (3)

10.10	Sponsor Loan Note, dated December 2, 2021, issued by the Company to the Sponsor. (3)

14	Code of Ethics (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter (2)

99.2	Compensation Committee Charter (2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 20, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 29, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 8, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 11, 20
22

BioPlus Acquisition Corp.

By:	/s/ Ross Haghighat
Name:	Ross Haghighat
Title:	Chief Executive Officer and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ross Haghighat Ross Haghighat	Chief Executive Officer, Chief Financial Officer and Director	March 11, 20 22

/s/ Jonathan Rigby Jonathan Rigby	Chairman of the Board and Chief Business Officer	March 11, 20 22

/s/ Ronald Eastman Ronald Eastman	Vice Chairman of the Board	March 11, 20 22

/s/ Shawn Cross Shawn Cross	Director	March 11, 20 22

/s/ Louis G. Lange, M.D., Ph.D. Louis G. Lange, M.D., Ph.D.	Director	March 11, 20 22

/s/ Stephen Sherwin, M.D. Stephen Sherwin, M.D.	Director	March 11, 20 22

/s/ Glen Giovannetti Glen Giovannetti	Director	March 11, 20 22