Form 10-Q
period 2022-03-31
BioPlus Acquisition Corp.
filed 2022-05-12
CIK 1856653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-41116

BioPlus Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
260 Madison Avenue
Suite 800
New York, NY 10026
(Address of Principal Executive Offices, including zip code)
(212)
287-4092
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Ordinary Share and one-half of one Redeemable Warrant	BIOSU	The NASDAQ Stock Market LLC
Class A Ordinary Share, par value $0.0001 per share	BIOS	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share Class A Ordinary Share for $11.50 per share	BIOSW	The NASDAQ Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act):    Yes  ☒    No  ☐
As o
f May 12, 2022, t
here were 23,560,000 shares of Class A Ordinary Share, $0.0001 par value, and 5,750,000 shares of Class B Ordinary Share, $0.0001 par value per share, issued and outstanding.

BioPlus Acquisition Corp.
Quarterly Report on Form
10-Q

i

PART
I-FINANCIAL
INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
BIOPLUS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$442,722	$635,542
Current portion of prepaid expenses	374,417	366,744

Total Current Assets	817,139	1,002,286
Prepaid expenses	308,472	369,934
Investments held in Trust Account	234,654,062	234,608,695

TOTAL ASSETS	$235,779,673	$235,980,915

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$198,545	$111,636
Advances from sponsor	3,671	—
Accrued offering costs	37,500	67,500

Total Current Liabilities	239,716	179,136
Sponsor Loan	5,000,000	5,000,000
Deferred underwriting fee payable	9,800,000	9,800,000

Total Liabilities	15,039,716	14,979,136

Commitments and Contingencies
Class A ordinary shares subject to redemption; $0.0001 par value, 23,000,000 shares issued and outstanding at $10.20, redemption value as of March 31, 2022 and December 31, 2021	234,600,000	234,600,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 560,000 shares issued and outstanding (excluding 23,000,000 shares subject to redemption) as of March 31, 2022 and December 31, 2021	56	56
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued or outstanding as of March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,860,674)	(13,598,852)

Total Shareholders’ Deficit	(13,860,043)	(13,598,221)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$235,779,673	$235,980,915

The accompanying notes are an integral part of condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from February 11, 2021 (Inception) Through March 31,
	2022	2021
Formation and operating costs	$307,189	$5,000

Loss from operations	(307,189)	(5,000)
Other income:
Interest earned on investments held in Trust Account	45,367	—

Net loss	$(261,822)	$(5,000)

Weighted average shares outstanding of Class A ordinary shares	23,560,000	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.01)	$—

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	560,000	$56	5,750,000	$575	$—	$(13,598,852)	$(13,598,221)
Net loss	—	—	—	—	—	(261,822)	(261,822)

Balance — March 31, 2022	560,000	$56	5,750,000	$575	$—	$(13,860,674)	$(13,860,043)

FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance — March 31, 2021	—	$—	5,750,000	$575	$24,425	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from February 11, 2021 (Inception) Through March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(261,822)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(45,367)	—
Changes in operating assets and liabilities:
Prepaid expenses	53,789	—
Accrued expenses	86,909	5,000

Net cash used in operating activities	(166,491)	—

Cash Flows from Financing Activities:
Proceeds from Issuance of Class B ordinary shares to Sponsor	—	25,000
Advances from related party	3,671	—
Payments of offering costs	(30,000)	—

Net cash (used in) provided by financing activities	(26,329)	25,000

Net Change in Cash	(192,820)	25,000
Cash – Beginning	635,542	—

Cash – Ending	$442,722	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31, 2022
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on December 7, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Placement Units was placed in a trust account (the “Trust Account”), and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31, 2022
(Unaudited)

substantially the same information as would be included in a proxy statement with the
SEC
prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note
5)
, Placement Shares (as defined in Note
4)
, and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares, Placement Shares, and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to the Company to pay taxes, divided by the number of then issued and outstanding Public Shares.
The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31,
2022
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on March 9, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.
Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills and money market funds, which primarily invest in U.S. Treasury securities. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31,
2022
(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31,
2022
and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,810,000)
Class A ordinary shares issuance costs	(14,483,021)
Plus:
Accretion of carrying value to redemption value	29,893,021

Class A ordinary shares subject to possible redemption	$234,600,000

Offering Costs
Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs amounted to $14,483,021, which were charged to temporary equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net loss per Ordinary Share
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

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31,
2022
(Unaudited)

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the sponsor promissory loan, since the exercise of the warrants and the conversion of the sponsor loan is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,780,000 Class A ordinary shares in the aggregate. The sponsor loan is convertible into 500,000 units, consisting of 500,000 Class A ordinary shares and 250,000 warrants. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Period from February 11, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(210,458)	$(51,364)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	23,560,000	5,750,000	—	5,000,000
Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$—	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000.
The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts as of March 31, 2022 and December 31, 2021.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.
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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING
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

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31,
2022
(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 560,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $5,600,000 in a private placement. The Sponsor purchased 380,000 Placement Units and Cantor purchased 180,000 Placement Units. Each Private Placement Unit consists of one share of Class A ordinary share (“Placement Share”) and one-half
of one redeemable warrant (“Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units, Placement Shares, and Placement Warrants will expire worthless.
NOTE 5. RELATED PARTY TRANSACTIONS
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
Sponsor Loan
T
he Sponsor loaned the Company $5,000,000 (the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account to be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into Sponsor Loan units at a conversion price of $10.00 per unit, at the discretion of the Company, only upon consummation of the Business Combination. The Sponsor Loan units would be identical to the Placement Units sold in the Initial Public Offering. The Sponsor Loan is being extended in order to ensure that the amount in the trust account is $10.20 per Public Share. If the Company does not consummate an initial Business Combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. The conversion feature was analyzed under
ASC470-20,
“Debt with Conversion or Other Options”, the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under
ASC815-40,
“Derivatives and Hedging”.
Administrative Support Agreement
The Company entered into an agreement, commencing on December 2, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2022, the Company incurred $60,000 in fees for these services, of which 40,000 is included in accrued expenses in the accompanying condensed balance sheets. For the period from February 11, 2021 (inception) through March 31, 2021, the Company did not incur any fess for these services.
Advances from Related Party
During the quarter ended March 31, 2022, the Sponsor paid operating expenses on behalf of the Company. These amounts are reflected on the condensed balance sheets as advances from Sponsor. The advances are non-interest bearing and are payable on demand. At March 31, 2022 the Company had advances owed to the Sponsor in the amount of
 $3,671.

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31, 2022
(Unaudited)

Promissory Note — Related Party
On March 18, 2021, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000.
The Promissory Note is non-interest bearing and payable on the earlier of September 30, 2021 or the completion of the Initial Public Offering. As of December 31, 2021, all amounts were paid off. Further drawdowns on the Promissory Note are not permitted.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 6. COMMITMENTS AND CONTIGENTS
Risks and Uncertainties
Management continues to evaluate the
COVID-19
global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31, 2022
(Unaudited)

Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 560,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to redemption which are included in temporary equity.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Warrants
— As of March 31, 2022 and December 31, 2021, there are 11,500,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31, 2022
(Unaudited)

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
As of March 31, 2022 and December 31, 2021, there are 280,000 Placement Warrants issued and outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
NOTE 8. FAIR VALUE MEASUREMENTS
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

BIOPLUS ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMEMTS
MARCH 31, 2022
(Unaudited)

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic
320
, “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those
securities
which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At March 31, 2022, assets held in the Trust Account includes $855 in cash and $117,340,902 in U.S. Treasury Bills at amortized cost and $117,312,305 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, assets held in the Trust Account includes $855 in cash and $117,307,347 in U.S. Treasury Bills at amortized cost and $117,300,493 in money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at March 31, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
March 31, 2022	U.S. Treasury Securities (Mature on 06/09/2022)	1	$117,340,902	$(58,406)	$117,282,496
March 31, 2022	Money market funds which are invested primarily in U.S. Treasury Securities	1	$117,312,305	$—	$117,312,305

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 06/09/2022)	1	$117,307,347	$3,317	$117,310,664
December 31, 2021	Money market funds which are invested primarily in U.S. Treasury Securities	1	$117,300,493	$—	$117,300,493
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date up to the date that the Unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the Unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to BioPlus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to BioPlus Sponsor LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated in the Cayman Islands on February 11, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more target businesses. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the concurrent private placement, the proceeds of the sale of our shares in connection with our initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months period ended March 31, 2022, we had net loss of $261,822, which consisted of formation and operating costs of $307,189, offset by interest earned on investments held in the Trust Account of $45,367.
For the period from February 11, 2021 (inception) through March 31, 2021, we had net loss of $5,000, which consisted of formation and operating costs of $5,000.
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
For the three months ended March 31, 2022, cash used in operating activities was $166,491. Net loss of $261,822 was affected by interest earned on investments held in the Trust Account of $45,367. Changes in operating assets and liabilities used $140,698 of cash for operating activities.
For the period from February 11, 2021 (inception) through March 31, 2021, there were no cash flows from operating activities, we had net loss of $5,000, which was offset by the change in operating assets and liabilities of $5,000.
As of March 31, 2022, we had investments held in the Trust Account of $234,654,062 (including approximately $54,062 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days less and or money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $442,722. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Loss Per Ordinary Share
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART
II-OTHER
INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC and our annual report on Form
10-K
filed with the SEC on March 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC and our quarterly report on Form
10-K
filed with the SEC on March 11, 2022.
Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, our consummation of a business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications, and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with the foregoing may be difficult, time consuming and costly. Laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination
Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent outbreak of hostilities between the Russian Federation and Ukraine.
In February 2022, the Russian Federation launched a military campaign against Ukraine. In response to these actions, the United States, the European Union and other governmental authorities have imposed a series of sanctions and penalties upon Russia and certain of its political and business leaders, and may impose additional sanctions and penalties, which restrict the ability of companies throughout the world to do business with Russia. In addition, a number of companies throughout the world who were not directly restricted by those sanctions have voluntarily elected to cease doing business with companies affiliated with Russia and it is anticipated that Russia will retaliate with its own restrictions and sanctions. It is expected that these events will have an impact upon, among other things, financial markets for the foreseeable future and may lead to increased and price volatility for publicly traded securities, including ours. If the disruptions caused by these events continue for an extended period of time, our ability to search for a business combination or finance such business combination, and the business, operations and financial performance of any target business with which we ultimately consummate a business combination, may be materially adversely affected.
Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination
Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On December 7, 2021, we consummated our Initial Public Offering of 23,000,000 Units, including 3,000,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option in full. Each Unit consists of one Public Share and one-half
of one redeemable warrant (the “Public Warrants”), with each whole Public Warrant entitling the holder thereof to purchase one Public Share for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $230,000,000.
On December 7, 2021, simultaneously with the consummation of our Initial Public Offering, we completed the private placement of an aggregate of 560,000 Placement Units. 380,000 of the Placement Units were sold to our Sponsor and 180,000 Placement Units were sold to Cantor at a purchase price of $10.00 per Placement Unit, generating gross proceeds to us of $5,600,000.
A total of $234,600,000 of the proceeds from our Initial Public Offering (which amount includes $9,800,000 of the underwriters’ deferred discount) and the sale of the Placement Units, was placed in a U.S.-based Trust Account, maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2022	BioPlus Acquisition Corp.

/s/ Ross Haghighat
	Name:	Ross Haghighat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)