Form 10-Q
period 2022-09-30
BioPlus Acquisition Corp.
filed 2022-11-03
CIK 1856653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
(212)287-4092
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2ofthe
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined inRule12b-2ofthe Exchange Act):    Yes  ☒    No  ☐
As of November
3
, 2022, there were 23,560,000 shares of Class A Ordinary Share, $0.0001 par value, and 5,750,000 shares of Class B Ordinary Share, $0.0001 par value per share, issued and outstanding.

BioPlus Acquisition Corp.

FORM10-QFOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
PART I-FINANCIAL INFORMATION	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 11, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II-OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
SIGNATURES	21

i

PARTI-FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
BIOPLUS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$107,073	$635,542
Current portion of prepaid expenses	521,483	366,744

Total Current Assets	628,556	1,002,286
Prepaid expenses	—	369,934
Cash and investments held in Trust Account	235,883,906	234,608,695

TOTAL ASSETS	$236,512,462	$235,980,915

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$288,453	$111,636
Accrued offering costs	—	67,500

Total Current Liabilities	288,453	179,136
Sponsor Loan	5,000,000	5,000,000
Deferred underwriting fee payable	9,800,000	9,800,000

TOTAL LIABILITIES	15,088,453	14,979,136
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption; $0.0001 par value, 23,000,000 shares issued and outstanding at approximately $10.26 and $10.20 per share, redemption value as of September 30, 2022 and December 31, 2021, respectively	235,883,906	234,600,000
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 560,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	56	56
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,460,528)	(13,598,852)

TOTAL SHAREHOLDERS’ DEFICIT	(14,459,897)	(13,598,221)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$236,512,462	$235,980,915

The accompanying notes are an integral part of condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 11, 2021 (Inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$290,368	$877	$852,981	$7,017

Loss from operations	(290,368)	(877)	(852,981)	(7,017)

Other income:
Interest earned on investments held in Trust Account	949,499	—	1,275,211	—

Net income (loss)	$659,131	$(877)	$422,230	$(7,017)

Weighted average shares outstanding of Class A ordinary shares	23,560,000	—	23,560,000	—

Basic and diluted net income per share, Class A ordinary shares	$0.02	$—	$0.01	$—

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.02	$(0.00)	$0.01	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	560,000	$56	5,750,000	$575	$—	$(13,598,852)	$(13,598,221)
Net los s	—	—	—	—	—	(261,822)	(261,822)

Balance — March 31, 2022	560,000	56	5,750,000	575	—	(13,860,674)	(13,860,043)
Accretion of ordinary share subject to possible redemptio n	—	—	—	—	—	(334,407)	(334,407)
Net income	—	—	—	—	—	24,921	24,921

Balance — June 30, 2022	560,000	56	5,750,000	575	—	(14,170,160)	(14,169,529)
Accretion of ordinary share subject to possible redemption	—	—	—	—	—	(949,499)	(949,499)
Net income	—	—	—	—	—	659,131	659,131

Balance — September 30, 2022	560,000	$56	5,750,000	$575	$—	$(14,460,528)	$(14,459,897)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND PERIOD FROM FEBRUARY 11, 2021 (INCEPTION) THROUGH

SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance — March 31, 2021	—	—	5,750,000	575	24,425	(5,000)	20,000
Net loss	—	—	—	—	—	(1,140)	(1,140)

Balance — June 30, 2021	—	—	5,750,000	575	24,425	(6,140)	18,860
Net loss	—	—	—	—	—	(877)	(877)

Balance — September 30, 2021	—	$—	5,750,000	$575	$24,425	$(7,017)	$17,983

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Period from February 11, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$422,230	$(7,017)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest expense earned on investments held in Trust Account	(1,275,211)	—
Changes in operating assets and liabilities:
Prepaid expenses	215,195	(3,445)
Accrued expenses	176,817	230

Net cash used in operating activities	(460,969)	(10,232)

Cash Flows from Financing Activities:
Proceeds from Issuance of Class B ordinary shares to Sponsor	—	25,000
Advances from related party	3,671	—
Proceeds from promissory note - related party	—	130,000
Repayment of advances from related party	(3,671)	—
Payments of offering costs	(67,500)	(143,832)

Net cash (used in) provided by financing activities	(67,500)	11,168

Net Change in Cash	(528,469)	936
Cash – Beginning	635,542	—

Cash – Ending	$107,073	$936

Non-cash investing and financing activities:

Deferred offering costs included in accrued offering costs	$—	$357,750

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
BioPlus Acquisition Corp. (the “Company”), commonly known as “BIOS” and “Bios Acquisition Corporation,” is blank check company incorporated as a Cayman Islands exempt company on February 11, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of completing a Business Combination. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Liquidity and Going Concern
As of September 30, 2022, the Company had $107,073 in its operating bank account and a working capital of $312,544. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).
Also, in connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by June 7, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
for the period ended December 31, 2021, as filed with the SEC on March 9, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills and money market funds, which primarily invest in U.S. Treasury securities. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying condensed statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,810,000)
Class A ordinary shares issuance costs	(14,483,021)
Plus:
Accretion of carrying value to redemption value	29,893,021
Class A ordinary shares subject to possible redemption, December 31, 2021	$234,600,000

Plus:
Accretion of carrying value to redemption value	1,283,906

Class A ordinary shares subject to possible redemption, September 30, 2022	$235,883,906

Warrant Classification
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the warrants issued in the Initial Public Offering (“Public Warrants”) and warrants included in the Private Placement Units (the “Private Warrants”) and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the sponsor promissory loan, since the exercise of the warrants and the conversion of the sponsor loan is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,780,000 Class A ordinary shares in the aggregate. The sponsor loan is convertible into 500,000 units, consisting of 500,000 Class A ordinary shares and 250,000 warrants. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from February 11, 2021 (Inception) through September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$529,823	$129,308	$—	(877)	$339,397	$82,833	$—	$(7,017)
Denominator:
Basic and diluted weighted average shares outstanding	23,560,000	5,750,000	—	5,000,000	23,560,000	5,750,000	—	5,000,000

Basic and diluted net income (loss) per ordinary share	$0.02	$0.02	$—	(0.00)	$0.01	$0.01	$—	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts as of September 30, 2022 and December 31, 2021.
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

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.
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
“Debt with Conversion or Other Options”,
and
the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under
ASC815-40,
“Derivatives and Hedging”.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Administrative Support Agreement
The Company entered into an agreement, commencing on December 2, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support services. For the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000, respectively, in fees for these services, of which $20,000 is included in accrued expenses in the accompanying condensed balance sheets. For the three months ended September 30, 2021 and for the period from February 11, 2021 (inception) through September 31, 2021, the Company did not incurred any fees for these services.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued and outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 560,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption which are included in temporary equity.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
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
Warrants
— As of September 30, 2022 and December 31, 2021, there are 11,500,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Once the warrants become exercisable, the Company may redeem the warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption given after the warrants become exercisable to each warrant holder; and

•
if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share dividends, reorganizations, recapitalizations and the like) for any 20 trading days withina30-tradingdayperiod commencing once the warrants become exercisable and ending three business days before the Company sends the notice of redemption to the warrant holders.

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
As of September 30, 2022 and December 31, 2021, there are 280,000 Placement Warrants issued and outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
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
SEPTEMBER 30, 2022

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
At September 30, 2022, assets held in the Trust Account includes $2,662 in cash and $117,881,098 in U.S. Treasury Bills at amortized cost and $118,000,146 in money market funds which are invested primarily in U.S. Treasury Securities. At December 31, 2021, assets held in the Trust Account includes $855 in cash and $117,307,347 in U.S. Treasury Bills at amortized cost and $117,300,493 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and nine months ended September 30, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at September 30, 2022 and December 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value

September 30, 2022	U.S. Treasury Securities (Mature on 10/11/2022)	1	$117,881,098	$(968)	$117,880,130
September 30, 2022	Money market funds which are invested primarily in U.S. Treasury Securities	1	$—	$—	$118,000,146

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 06/09/2022)	1	$117,307,347	$3,317	$117,310,664
December 31, 2021	Money market funds which are invested primarily in U.S. Treasury Securities	1	$—	$—	$117,300,493
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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2022 and our quarterly reports on Form 10-Q filed on May 12, 2022 and August 10, 2022, respectively. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $659,131, which consisted of interest earned on investments held in the Trust Account of $949,499, offset by formation and operating costs of $290,368.

For the nine months ended September 30, 2022, we had net income of $477,730, which consisted of interest earned on investments held in the Trust Account of $1,275,211, offset by formation and operating costs of $852,981.

For the three months ended September 30, 2021, we had net loss of $877, which consisted of formation and operating costs.

For the period from February 11, 2021 (inception) through September 30, 2021, we had net loss of $7,017, which consisted of formation and operating costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $460,969. Net income of $477,730 was affected by interest earned on investments held in the Trust Account of $1,275,211. Changes in operating assets and liabilities provided $340,516 of cash for operating activities.

For the period from February 11, 2021 (inception) through September 30, 2021, cash used in operating activities was $10,232. Net loss of $7,017 was influenced by formation costs. Changes in operating assets and liabilities provided $3,215 of cash for operating activities.

As of September 30, 2022, we had investments held in the Trust Account of $235,883,906 (including approximately $1,284,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days less and or money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule2a-7under the Investment Company Act. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $107,073. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had $107,073 in its operating bank account and a working capital of $312,544. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).

Also, in connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by June 7, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules13a-15and15d-15under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PARTII-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or anticipated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC, our annual report on Form 10-K filed with the SEC on March 11, 2022 and our quarterly reports on 10-Q filed with the SEC on May 12, 2022 and August 10, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC, annual report on Form 10-K filed with the SEC on March 11, 2022 and our quarterly reports on 10-Q filed with the SEC on May 12, 2022 and August 10, 2022, respectively.

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report onForm10-Q.

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

Date: November 3, 2022	BioPlus Acquisition Corp.

/s/ Ross Haghighat
	Name:	Ross Haghighat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)