Form 10-K
period 2022-12-31
BioPlus Acquisition Corp.
filed 2023-03-31
CIK 1856653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
of the Exchange Act).    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of the outstanding shares of the registrant’s Class A ordinary shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Global Market was $230,409,200.
As of March
31
, 2023, there were 23,560,000 Class A Ordinary Shares $0.0001 par value and 5,750,000 the Company’s Class B Ordinary Shares, $0.0001 par value, of the registrant issued and outstanding.

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

•	“public units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

•	“Registration Statement” are to the Form S-1 originally filed with the SEC on July 20, 2021, as amended;

•	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

•	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

•	“SEC” are to the U.S. Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended;

•	“sponsor” are to BioPlus Sponsor LLC, a Cayman Islands limited liability company;

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

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Jonathan Rigby, our Chairman of the Board and Chief Business Officer, and Ross Haghighat, our Chief Executive Officer, Chief Financial Officer and Director, who have many years of experience in growing and operating life sciences companies and in acquiring and integrating companies. We must complete our initial business combination by June 7, 2023, 18 months from the closing of our initial public offering. If our initial business combination is not consummated by June 7, 2023, then our existence will terminate, and we will distribute all amounts in the trust account, unless an extended term is approved by our shareholders.

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

Rapid growth in private biotechnology and life sciences company formation

Over recent years, there has been an explosion in private biotechnology life sciences company formation and growth as the pharmaceutical industry has increasingly shifted its research and development (“R&D”) strategy towards external innovation through in-licensing transactions and strategic acquisitions. According to IQVIA estimates, in the period between 2014 and 2019, the 15 largest pharmaceutical companies increased annual R&D spending by approximately only 5% per year from $87 billion to $110 billion. According to data from Pitchbook, this R&D spending was dramatically outpaced by global life sciences venture capital deal volume which accelerated meaningfully to grow at over 28% per year between 2014 and 2020, reaching $53.4 billion in 2020, and helping to fund the proliferation of new companies.

We believe the role of early-stage biotechnology and life sciences companies will only continue to grow due to the rapid pace of life science innovation, the favorable regulatory environment for promising drugs, the emergence of efficient patient selection strategies for clinical trials, the strong underlying demand for novel therapies, and an abundance of attractive exit opportunities. According to a 2019 report published by Silicon Valley Bank, nearly 42% of FDA-approved drugs which originated in the US came from venture capital-backed startups. According to Pitchbook estimates, out of the nearly 26,600 life science and pharmaceuticals companies globally, only approximately 3,000 are currently publicly traded, indicating a high volume of private life sciences companies that could potentially be a strong fit for a business combination with us.

Increasing role of public markets in a biotechnology and life sciences company’s life cycle

Early-stage companies need capital and market reach to maximize their commercial potential. We believe that biotechnology and life sciences companies, at a certain stage in their development, see material benefits from going public, including greater access to capital, a liquid currency and increased market awareness.

In recent years, the process of going public has played an increasingly important role in the life cycle of early-stage biotechnology and life sciences companies. According to data from FactSet, between 2014 and 2019, a total of more than 311 biotechnology and life sciences companies completed an initial public offering (“IPO”) in the US, more than any other industry sector. Despite the equity market volatility resulting from the COVID-19 pandemic, based on FactSet estimates, 2020 was a record year for biotechnology and life sciences companies completing IPOs in the US, with more than $14 billion of capital raised in 75 IPOs. At the same time, the Nasdaq Biotech Index (“NBI”) outperformed the general market in 2020, with a 27% return for the NBI versus a 15% return for the S&P 500. Despite strong investor appetite in the equity markets for biotechnology stocks, the increase in dollar volume of venture capital and private equity capital allocated to the sector between 2010 and 2020 far exceeded the increase in IPO dollar volume, indicating significant untapped potential for special purpose acquisition companies (“SPACs”) to fill the void as a valid exit mechanism to the public markets.

SPACs Offer a Unique Opportunity for Private Companies and Investors Alike

We believe a merger with a SPAC with a respected management team and board of directors that are well known to biotechnology and life sciences investors and prospective biotechnology and life sciences company management teams can be an attractive mechanism for accessing the public markets. Furthermore, we believe that the benefits of accessing the public market through a SPAC can be more attractive for some private companies than through a traditional IPO because SPACs offer 1) more primary capital to fund operations, 2) more deal completion certainty that could be anchored by a private investment in public equity (“PIPE”) or other structured financing arrangement concurrent with a business combination, and 3) the operational expertise and relationship network of a SPAC sponsor team to support the company through the approval and commercialization phase and a potential sale to a strategic acquirer.

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

Founded in 2018 by Alex Vieux and Steve Fletcher, Explorer is a sponsor of a series of SPACs in partnership with proven executives such as Messrs. Haghighat and Rigby. Explorer employs approximately 15 professionals focused on the end-to-end SPAC lifecycle from initial public offering to diligence and initial business combination. Since its inception, Explorer has sponsored seven SPAC IPOs , with collective proceeds of approximately $2.5 billion. SPACs currently searching for a target business include the Company and Enterprise 4.0 Technology Acquisition Corp. (Nasdaq: ENTF), a blank check company searching for a target business in the technology industry. Completed business combinations include: ChaSerg Technology Acquisition Corporation (Nasdaq: CTAC), a blank check company which completed an initial business combination with Grid Dynamics International, Inc. (Nasdaq: GDYN) in March 2020; and Apex Technology Acquisition Corporation (formerly Nasdaq: APXT), a blank check company which completed an initial business combination with AvePoint, Inc. (Nasdaq: AVPT) in July 2021.

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

Our Mission

Our management team’s goal is to leverage its deep and proprietary network to identify and complete a business combination with a high-growth life sciences company with an enterprise value of greater than $100 million. We seek to bring synergistic benefits to the acquired company by leveraging our management’s domain expertise, proven track record in value creation for shareholders, and deep personal and professional networks to help the company grow organically or via M&A.

The benefits we offer to a target company encompass, but are not limited to the following:

•

Expertise in growing successful biotechnology and life sciences companies: Our management team has demonstrated a strong track record of building, investing, nurturing, and leading disruptive biotechnology and life sciences companies. We believe that we can spot unique ideas and disruptive business models and grow them from local sensation to global ubiquity. We believe we can also leverage our professional network to recruit top talent and use that intellectual capital to help the company achieve great competitive advantages.

•

Ability to mentor and support exceptional executives: Our Chairman, Vice Chairman, Chief Executive Officer, directors, and advisors have collectively served on more than 70 public and private boards, both within and outside the life sciences sector. They have overseen acquisitions, driven global growth, improved operations, and navigated complex governance challenges while on these boards. Our management team will bring the experience cultivated to help guide the company in its entrance into the public markets.

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

We have identified the following criteria that will serve as guidelines for evaluating acquisition opportunities, which we expect to apply during our search. All are indicators of compelling growth potential. The attributes we most strongly seek include the following:

•

Industry: We intend to focus on the global life sciences industry, where we have deep knowledge and expertise. We believe our team’s extensive operational, investment and leadership experience within the life sciences sector uniquely positions us to a) identify assets globally and across multiple therapeutic areas and modalities including, but not limited to, oncology, infectious diseases, neuroscience, gene therapy, gene editing, inflammation, cardiovascular, and metabolic diseases, b) evaluate and support the operating plan for a post- transactional path to successful development of the asset(s) and/or sale to a strategic buyer; and c) negotiate favorable terms for maximal shareholder value creation;

•	Stage: We believe that a compelling opportunity exists for investing in a company with strong preclinical or clinical data driving confidence in successful clinical proof of concept;

•

Scientific fundamentals: We intend to seek a target business with fundamental scientific data that indicate a drug candidate or platform has high potential to generate a differentiated therapeutic approach that will alter or significantly enhance the treatment paradigm for patients, physicians, and health systems;

•

Market potential: We intend to focus on a first-in-class or best-in-class potential asset which addresses a significant unmet need that also represents meaningful commercial opportunities, with clear significant value inflection drivers in an 18 to 24 months’ time frame;

•

Strong management: We intend to seek companies with the key elements of a strong management team already in place. We will spend significant time assessing a company’s leadership and culture, and the potential to complement its leaders with our additional deep experience;

•

Will benefit from being public: We intend to seek companies that can inherently benefit from a public listing. These inherent benefits include greater capital available for optimizing and accelerating pipeline and/or platform development, enhanced access to debt and equity capital markets, and more tangible incentives for employee share compensation; and

•

Strategic alliance opportunities: We plan to leverage our deep relationships with large pharmaceutical companies and knowledge of their strategies to define a development path for our target company’s programs that maximizes its potential for value creating strategic alliances. Moreover, our management team and directors have extensive experience in developing emerging public life sciences companies and in executing M&A transactions.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination in the amount of $237,775,823 as of December 31, 2022, assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, in-depth assessment of the management talent, document reviews, interviews of customers and suppliers, inspection of facilities, assessment of the organization readiness for public company status, as well as a review of financial and other information made available to us.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by law or applicable stock exchange rules, or we may decide to seek shareholder approval for business or other legal reasons.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.34 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares (along with Cantor with respect to the placement shares) and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding Ordinary Shares or seek to amend our Amended and Restated Memorandum and Articles of Association would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we will be required to comply with such rules.

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, as of December 31, 2022 the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.34 (without taking into account withdrawal of interest to pay taxes, if any). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.34. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

If we file a bankruptcy petition or a winding-up petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.34 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

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

Periodic Reporting and Financial Information

We have registered our public units, public shares and public warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

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

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•

there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

•	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

•

we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

•

we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

•

we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

•

since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

•

changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

•

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.34 per share;

•

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.34 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

•

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

•

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

•

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

•

we may not be able to complete an initial business combination with certain a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United Statements (“CFIUS”), or ultimately prohibited;

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Alex Vieux, one of the three managing members of the Company’s sponsor, ENT4.0 Technology Sponsor LLC (the “Sponsor”), is a French citizen. Mr. Vieux is also one of two managing members of Founder Holdings LLC, which is the managing member of Explorer Parent LLC, a member of our Sponsor. The Sponsor has no other substantial ties with a non-U.S. person. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between the Company and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restricts and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. businesses. FIRRMA, the subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our stockholders. As a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.90 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company;

•	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

•

we are exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2022, we held cash balances of $140,302 with Silicon Valley Bank and was fully insured.

•

military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination; and

•	there is substantial doubt about our ability to continue as a “going concern”.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our (i) Registration Statement and (ii) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with he SEC on May 12, 2022, August 10, 2022, and November 3, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 6. Reserved.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income derived from the proceeds of initial public offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,995,932, which consisted of interest earned on marketable securities held in the Trust Account of $3,167,128, partially offset by operating costs of $1,171,196.

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

For the year ended December 31, 2022, cash used in operating activities was $691,465. Net income of $1,995,932 was affected by interest earned on marketable securities held in the Trust Account of $3,167,128. Changes in operating assets and liabilities provided $479,731 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $773,937. Net loss of $140,200 was affected by interest earned on marketable securities held in the Trust Account of $8,695. Changes in operating assets and liabilities used $625,042 of cash for operating activities.

As of December 31, 2022, we had investments held in the Trust Account of $237,775,823 (including approximately $3,167,128 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less and or money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash of $140,302. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business. We may need to obtain additional financing to operate our business prior to our Business Combination, to complete our Business Combination or, if we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, we may issue additional securities or incur debt in connection with such Business Combination.

Liquidity and Going Concern

As of December 31, 2022, the Company had $140,302 in its operating bank account and a working capital of $21,887. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company did not identify any critical accounting estimates.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria as noted above and in the attached exhibit, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jonathan Rigby	54	Chairman of the Board and Chief Business Officer
Ross Haghighat	59	Chief Executive Officer, Chief Financial Officer, and Director
Ronald Eastman	70	Vice Chairman
Shawn Cross	54	Director
Louis G. Lange, M.D., Ph. D.	73	Director
Stephen Sherwin, M.D.	74	Director
Glen Giovannetti	60	Director

The experience of our directors and executive officers is as follows:

Jonathan Rigby, our Chairman and Chief Business Officer, brings over 30 years of experience leading private and publicly traded biotechnology and pharmaceutical companies in the US, UK, and Israel, and is uniquely positioned to successfully prepare a high-potential target for a successful next phase in the public markets. Mr. Rigby is currently President, Group Chief Executive Officer and Board Member at Revolo Biotherapeutics Inc. (formerly Immune Regulation Ltd. and Inc.), a US and UK based clinical stage biotechnology company developing novel, first-in-class, drug therapies for autoimmune and allergic diseases. From 2011 to 2018, Mr. Rigby served as President and Chief Executive Officer of SteadyMed Ltd. (Nasdaq: STDY), a US and Israel based company, and led its successful IPO and subsequent sale to United Therapeutics Corp. (Nasdaq: UTHR); he continued to lead the successful integration of the company until November 2019. Mr. Rigby brings extensive experience leading several other private biotechnology companies to the public markets including Xeris Pharmaceuticals, Inc. (Nasdaq: XERS), a specialty pharmaceutical company focused on the development of drug delivery enabled pharmaceuticals, where he was a member of the Board of Directors, Chairman of the Nominating and Governance Committee and member of the IPO pricing committee from 2016-2019. Mr. Rigby also served on the board of directors of Thermalin, Inc., a developer of new forms of insulin for diabetes, from May 2020 to July 2021. In 2006, Mr. Rigby conceived and co-founded Zogenix, Inc. (Nasdaq: ZGNX), which is developing and commercializing transformative therapies for rare diseases, with a successful initial public offering in 2010. Earlier in his career, Mr. Rigby held various commercial roles at Merck & Co., Inc. (NYSE: MRK) and Bristol-Myers Squibb Co. (NYSE: BMY).

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

Ross Haghighat, our Chief Executive Officer, Chief Financial Officer and one of our Directors, is a United States based business executive, serial entrepreneur, and venture capitalist. Mr. Haghighat is the founding partner at Jasper Capital Partners, an investment firm investing in transformational technology-inspired growth companies focused on Australia and Asia, and Chairman of Triton Systems, Inc., a private early to mid-stage product development and venture firm creating product-driven enterprises focusing on next-generation innovative technologies spanning biotech, medtech and ESG applications. Mr. Haghighat has been a founder, co-founder, and board member of more than a dozen private and public technology companies in the US, Europe, China and Australia. During Mr. Haghighat’s expansive career as an operator, he generated billions in shareholder value through his roles transforming companies from early-stage technology firms to successful corporations, as well as integrated divisions of Fortune 500 companies. From 1994 to 2001, Mr. Haghighat co-founded and led CoreTek Inc., a photonic-based firm that developed the first tunable optoelectronic laser platform for telecom and was acquired by Nortel Networks Corp. in 2001 for $1.4 billion.

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

Ronald Eastman, our Vice Chairman, has over 40 years of experience in building and leading both publicly-traded and private healthcare businesses. Mr. Eastman is currently a Senior Advisor of EW Healthcare Partners (“EW”), one of the oldest healthcare growth equity firms in the world with $3 billion currently under management, where he previously served for 15 years as Managing Director of multiple funds before transitioning to Senior Advisor in 2021. Mr. Eastman led and served on the Board of Directors of EW’s investments in ProteinSimple, Inc. (acquired by Bio-Techne Corporation), Corium, Inc. (acquired by Gurnet Point Capital), and Open Monoclonal Technology, Inc. (acquired by Ligand Pharmaceuticals, Inc. (Nasdaq: LGND)). He also currently serves on the Board of Directors of EW portfolio companies Elusys Therapeutics, Inc., Suneva Medical, Inc., and EyePoint Pharmaceuticals, Inc. (Nasdaq: EYPT).

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

Shawn Cross, one of our Directors, brings over 20 years of strategic advisory and capital market experience in the biopharmaceutical and biotechnology industry along with an accomplished background as an executive operator of a publicly listed biopharmaceutical company. Since March 2020, Mr. Cross has served as the Chief Financial Officer of Applied Molecular Transport Inc. (Nasdaq: AMTI), leading the company’s finance strategy and operations of a publicly listed, clinical stage biopharmaceutical company leveraging a proprietary technology platform to design and develop a pipeline of novel oral biologic candidates to treat autoimmune, inflammatory, metabolic and other diseases. Previously, Mr. Cross was at JMP Securities LLC where he served as Managing Director and Co-head of Healthcare Investment Banking and a member of the Investment Banking Management Committee from September 2018 to March 2020. Prior to JMP Securities LLC, Mr. Cross also held various investment banking roles at top financial institutions in New York, London, and San Francisco including Managing Director in Healthcare Investment Banking at Deutsche Bank Securities Inc. from 2015 to 2017, Managing Director and Head of Biopharmaceutical Investment Banking at Wells Fargo Securities LLC from 2010 to 2015, amongst others. Mr. Cross brings additional operational experience from his time as President and Chief Operating Officer from November 2017 to February 2018, and as Chairman and Chief Executive Officer from February 2018 to July 2018 of GT BioPharma, Inc. (Nasdaq: GTBP), a publicly listed targeted immunotherapies company engaged in discovering, developing, and commercializing novel therapeutics using its proprietary platform. Mr. Cross holds an M.B.A. from Columbia Business School and a B.S. from the University of California, Los Angeles. We believe that Mr. Cross is qualified to serve on our board of directors due to his background as a public company executive operator and financial officer in the life sciences industry along with his extensive industry knowledge and knowledge of the associated capital markets and M&A landscapes.

Louis G. Lange, M.D., Ph.D., one of our Directors, has a long and distinguished career as a leading entrepreneur, investor and academic leader in the biotechnology sector, and has been at the forefront of the development of the biotechnology industry over the last three decades. Dr. Lange founded CV Therapeutics, Inc. (“CVT”), a biotechnology company focused on cardiovascular diseases, in 1992 and served as Chairman, Chief Executive Officer and Chief Scientific Officer. Dr. Lange led the initial public offering of CVT (formerly Nasdaq: CVT) in 1996 after $50 million in venture investments and oversaw its commercial success, spearheading the growth of Ranexa® and Lexiscan®, two drugs with combined annual sales in excess of $1.5 billion dollars. Dr. Lange led the sale of CVT to Gilead Sciences, Inc. (Nasdaq: GILD) in 2009 for $1.4 billion, and stayed on part time until 2019 as a Senior Advisor reporting until 2018 to the Chief Executive Officer of Gilead Sciences.

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

Stephen Sherwin, M.D., one of our Directors, is a medical oncologist who has spent over 35 years in the biotechnology industry, helping to create and manage companies that discover and develop new treatments for patients with cancer. During his career as a C-level executive, Dr. Sherwin co-founded and served as CEO and/or chairman of industry-leading biotechnology companies that generated over $2.0 billion in shareholder value. From 1990 to 2009, Dr. Sherwin served as the Chief Executive Officer of Cell Genesys, Inc., a cancer immunotherapy company, and was its Chairman from 1994 until the company’s merger in 2009 with BioSante Pharmaceuticals, Inc. (now ANI Pharmaceuticals, Inc., Nasdaq: ANIP). In addition, Dr. Sherwin co-founded and served as chairman of Abgenix, Inc. (Nasdaq: ABGX), an antibody company that was acquired by Amgen Inc. (Nasdaq: AMGN) in 2006 and co-founded and served as Chairman of Ceregene, Inc., a gene therapy company acquired by Sangamo Therapeutics, Inc. (Nasdaq: SGMO) in 2013. Prior to Cell Genesys, Dr. Sherwin served as Vice President of Clinical Research at Genentech, Inc. (NYSE: DNA) and was the first medical doctor hired by the company. In addition to his corporate experience, Dr. Sherwin previously served on the Board of Directors of the Biotechnology Innovation Organization from 2001 to 2014 and as its chairman from 2009 to 2011.

Dr. Sherwin currently divides his time between advisory work in the life science industry and patient care and teaching in his specialty of medical oncology. Dr. Sherwin is a Clinical Professor of Medicine at the University of California, San Francisco, and a volunteer Attending Physician in Hematology-Oncology at the Zuckerberg San Francisco General Hospital. In addition, Dr. Sherwin currently serves as an Advisory Partner at Third Rock Ventures, a leading healthcare venture firm, and on the boards of directors of Biogen Inc. (Nasdaq: BIIB), a multinational commercial-stage biotechnology company and Neurocrine Biosciences, Inc. (Nasdaq: NBIX), a commercial-stage biopharmaceutical company focused on neurological and endocrine diseases. Through his prior and current experiences and roles, Dr. Sherwin is uniquely able to lend his expertise on next-generation biotechnology trends to work with the team in sourcing an appropriate target with commercial and therapeutic potential, and to provide operational guidance that will be crucial in helping our target achieve successful commercialization and scale as a public company. Dr. Sherwin received his Bachelor of Arts in Biology at Yale University, and his M.D. at Harvard Medical School. We believe that Dr. Sherwin is qualified to serve on our board of directors due to his extensive executive, venture and academic experience in the life sciences industry.

Glen Giovannetti, one of our Directors, is a retired partner of Ernst & Young LLP (“EY”), where he was instrumental in spearheading the growth of the firm’s life sciences practice. Mr. Giovannetti is a widely recognized industry expert and thought leader, bringing over 36 years of deep life sciences domain knowledge, leadership success, risk and reporting expertise, and board governance credentials. At EY, Mr. Giovannetti served as the Global Biotechnology Leader (2007-2018) and Global Life Sciences Leader (2010-2016) and was intimately involved as lead partner on numerous IPOs and following-on offerings as well as consulting on alliance, merger, and spin-off transactions. Mr. Giovannetti supported client teams from the U.S., across Europe, China, India, Japan, and Brazil. Furthermore, Mr. Giovannetti’s team was responsible for producing EY’s industry leading Thought Leadership life sciences publications including the annual reports such as Progressions, Beyond Borders, and Pulse of the Industry. He is also a co-author of “Managing Biotechnology: From Science to Market in the Digital Age.” Mr. Giovannetti retired from EY in December 2020.

Mr. Giovannetti brings extensive company board and leadership experience in the life sciences sector. Mr. Giovannetti currently serves on the Board of Directors at XWPharma Ltd. (formerly XW Laboratories Inc.), a clinical stage biopharmaceutical company developing novel therapeutics for patients with neurodegenerative diseases, Teon Therapeutics, Inc., a developer of single-target small molecules intended to restore antitumor immunity and suppress cancer cell proliferation and Revolo Biotherapeutics Inc., a US and UK based clinical stage biotech company developing novel, first-in-class, drug therapies for autoimmune and allergic diseases. Mr. Giovannetti previously served on the Board of Directors and as a Member of the Finance and Audit Committee at the Biotechnology Innovation Organization (“BIO”). Furthermore, Mr. Giovannetti serves on the Board of Directors at Life Science Cares, a nonprofit organization that connects life science executives and companies with other nonprofits addressing issues of poverty in California, Boston, and Philadelphia. Mr. Giovannetti holds a Bachelor of Arts in Accounting from Linfield College and previously held CPA licenses in Massachusetts and California. We believe that Mr. Giovannetti is qualified to serve on our board of directors due to his background in financial reporting and governance, extensive experience working with life science industry clients at EY, and his board experience in the life sciences industry.

Advisors

Alex Vieux is the Chief Executive Officer of Herring International, a Belgian corporation. Over the last 35 years, he has worked with and engaged C-suite executives from five continents, scouting disruptive companies later embraced by the markets. Red Herring has ranked the most prominent startups in the global technology industry and featured them in its publication since 1993. Many of the Red Herring “Top 100” end up being acquired or going public. Mr. Vieux started his career at Arthur Andersen LLP (now Accenture plc). Then he co-founded two technology companies, C•ATS Software, Inc. and Renaissance Software, both fintech startups that either went public or were sold in the 1990s. He also founded ETRE, The European Technology Roundtable Exhibition, a yearly forum assembling technology world leaders. He was elected on the board of directors of Tandem Computers, Inc. and Computer Associates (listed on NYSE), Check Point Software Technologies, Ltd. (Nasdaq: CHKP), Commerce One, Inc. (Nasdaq: CMRC), and Qualys, Inc. (Nasdaq: QLYS) as well as dozens of private companies. Mr. Vieux served as an advisor to Chaserg Technology Acquisition

Corp. (formerly Nasdaq: CTAC), a blank-check company which completed an initial business combination with Grid Dynamics International, Inc. (Nasdaq: GDYN) in March 2020, and to Apex Technology Acquisition Corporation (Nasdaq: APXT), a blank check company which completed an initial business combination in with AvePoint, Inc. (Nasdaq: AVPT) July 2021. Mr. Vieux also serves as an advisor to Enterprise 4.0 Technology Acquisition Corp. (Nasdaq: ENTFU), a blank check company searching for a target business in the technology industry. A graduate of the Institute d’Etudes Politiques and the French business school HEC, Mr. Vieux also holds a law degree from the Universite de Paris and an M.B.A. from Stanford University, where he was a Fulbright Scholar.

Steven Fletcher advised numerous technology companies on mergers, acquisitions and other strategic transactions in his 24 year career as an investment banker. Mr. Fletcher worked in the Investment Banking Division at Goldman Sachs for more than eight years, where he held a number of leadership roles including head of Information Technology Services banking, head of Systems and Storage banking and head of the Private Placement Group. In 2003, he helped to start a new investment bank, GCA (formerly known as Savvian LLC), which has grown to over 400 professionals. Mr. Fletcher was a member of GCA’s U.S. management committee and head of the software group and co-head of the digital media group. Mr. Fletcher has worked on transactions with companies including some in the technology industry as well as growth and middle-market technology companies. He served as an advisor to Chaserg Technology Acquisition Corp. (formerly Nasdaq: CTAC), a blank check company which completed an initial business combination with Grid Dynamics International, Inc. (Nasdaq: GDYN) in March 2020, and to Apex Technology Acquisition Corporation (Nasdaq: APXT), a blank check company which completed its initial business combination in with AvePoint, Inc. (Nasdaq: AVPT) July 2021 Mr. Fletcher also serves as an advisor Enterprise 4.0 Technology Acquisition Corp. (Nasdaq: ENTFU), a blank check company searching for a target business in the technology industry and serves on the Board of Directors of Lee Enterprises (Nasdaq: LEE), a US media company. He holds a B.A. in Economics from UCLA and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania.

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

Compensation Committee

We have established a compensation committee of the board of directors. Louis Lange, Stephen Sherwin, and Ronald Eastman serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Louis Lange, Stephen Sherwin and Ronald Eastman are independent, and Ronald Eastman chairs the compensation committee.

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

Code of Ethics

We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to our Registration Statement and copies are available on our website at https://bioplusspac.com/corporate-governance/ . You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
BioPlus Sponsor LLC(3)	880,000	3.7%	5,750,000	100%	22.6%
Jonathan Rigby	—	—	—	—	—
Ross Haghighat	—	—	—	—	—
Ronald Eastman	—	—	—	—	—
Shawn Cross	—	—	—	—	—

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Louis G. Lange M.D., Ph.D.	—	—	—	—	—
Stephen Sherwin M.D.	—	—	—	—	—
Glen Giovannetti	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	880,000	3.7%	5,750,000	100%	22.6%
Highbridge Capital Management, LLC(4)	1,482,836	6.3%%	—	—	5.1%
Saba Capital Management, L.P.(5)	1,791,845	7.6%	—	—	6.1%
Polar Asset Management Partners Inc.(6)	1,189,211	5.1%			4.1%
Cantor Fitzgerald Securities(7)	1,602,204	6.8%			5.5%

*	less than 1%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o BioPlus Acquisition Corp., 260 Madison Avenue, Suite 800, New York, NY 10016.
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

(4)

Based on a Schedule 13G filed on February 2, 2023 by Highbridge Capital Management, LLC. Highbridge Capital Management, LLC, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the Class A Ordinary Shares held by the Highbridge Funds. The business address of Highbridge Capital Management LLC is 277 Park Avenue, 23rd Floor, New York, New York 10172.

(5)

Based on a Schedule 13G/A filed on February 14, 2023 by Saba Capital Management, L.P, Boaz R. Weinstein and Saba Capital Management GP, LLC. The business address of each of Saba Capital Management, L.P, Boaz R. Weinstein and Saba Capital Management GP, LLC is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)

Based on a Schedule 13G filed on February 14, 2023 by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc., as the investment advisor to Polar Multi-Strategy Master Fund, and certain managed accounts (together, the “Polar Vehicles”), may be deemed to be the beneficial owner of the Class A Ordinary Shares held by the Polar Vehicles. The business address of Polar Asset Management Partners is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(7)

Based on a Schedule 13G/A filed on February 14, 2023 by CCantor Fitzgerald Securities (“CFS”) and Cantor Fitzgerald & Co. (“CF&CO”). CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor Fitzgerald, L.P. (“Cantor”) and directly or indirectly controls the managing general partner of CFS and CF&CO. Mr. Lutnick is Chairman and Chief Executive of CFGM and trustee of CFGM’s sole stockholder. Cantor, indirectly, holds a majority of the ownership interests of CFS. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CFS and CF&CO. The business address of Cantor is 110 East 59th Street, New York, NY 10022.

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

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, fees for our independent registered public accounting firm were approximately $69,420 and $25,375, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2022 and 2021 financial statements included in this Annual Report on Form10-K.

Audit-Related Fees. During the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, we did not pay our independent registered public accounting firm any audit-related fees.

Tax Fees. During year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, our independent registered public accounting firm billed the Company for services related to tax compliance, tax advice and tax planning for $3,900 and $0, respectively.

All Other Fees. During year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

BIOPLUS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
BioPlus Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of BioPlus Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from February 11, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by June 7, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2021.
New York, New York
March
31
, 2023
PCAOB ID Number 100

BIOPLUS ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$140,302	$635,542
Current portion of prepaid expenses	408,461	366,744

Total Current Assets	548,763	1,002,286
Prepaid expenses	—	369,934
Cash and investments held in Trust Account	237,775,823	234,608,695

TOTAL ASSETS	$238,324,586	$235,980,915

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$263,150	$111,636
Accrued offering costs	—	67,500
Advance from related parties	263,725	—

Total Current Liabilities	526,875	179,136
Sponsor Loan	5,000,000	5,000,000
Deferred underwriting fee payable	9,800,000	9,800,000

TOTAL LIABILITIES	15,326,875	14,979,136
COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption; $0.0001 par value, 23,000,000 shares issued and outstanding at approximately $10.34 and $10.20 per share, redemption value as of December 31, 2022 and 2021, respectively	237,775,823	234,600,000
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 560,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	56	56
Class B ordinary shares, $0.0001 par value; 50,000,000 authorized; 5,750,000 shares issued and outstanding as of December 31, 2022 and 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,778,743)	(13,598,852)

TOTAL SHAREHOLDERS’ DEFICIT	(14,778,112)	(13,598,221)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$238,324,586	$235,980,915

The accompanying notes are an integral part of these financial statements.

BIOPLUS ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from February 11, 2021 (Inception) through December 31, 2021
Formation and operating costs	$1,171,196	$148,895

Loss from operations	(1,171,196)	(148,895)

Other income:
Interest earned on investments held in Trust Account	3,167,128	8,695

Net income (loss)	$1,995,932	$(140,200)

Weighted average shares outstanding of Class A ordinary shares	23,560,000	1,817,901

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$(0.02)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,057,870

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$(0.02)

The accompanying notes are an integral part of these financial statements.

BIOPLUS ACQUISITION CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM FEBRUARY 11, 2021 (INCEPTION)
THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — February 11, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of 560,000 Private Placement Units	560,000	56	—	—	5,599,944	—	5,600,000
Fair value of Public Warrants at issuance	—	—	—	—	10,810,000	—	10,810,000
Accretion of ordinary shares subject to redemption	—	—	—	—	(16,434,369)	(13,458,652)	(29,893,021)
Net income	—	—	—	—	—	(140,200)	(140,200)

Balance — December 31, 2021	560,000	56	5,750,000	575	—	(13,598,852)	(13,598,221)
Accretion of ordinary shares subject to redemption	—	—	—	—	—	(3,175,823)	(3,175,823)
Net income	—	—	—	—	—	1,995,932	1,995,932

Balance — December 31, 2022	560,000	$56	5,750,000	$575	$—	$(14,778,743)	$(14,778,112)

The accompanying notes are an integral part of these financial statements.

BIOPLUS ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from February 11, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$1,995,932	$(140,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,167,128)	(8,695)
Changes in operating assets and liabilities:
Prepaid expenses	328,217	(736,678)
Accrued expenses	151,514	111,636

Net cash used in operating activities	(691,465)	(773,937)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(234,600,000)

Net cash used in investing activities	—	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	226,000,000
Proceeds from sale of Private Placement Units	—	5,600,000
Advances from related party	267,396	—
Repayment of advances from related party	(3,671)	—
Proceeds from sponsor loan	—	5,000,000
Proceeds from promissory note – related party	—	170,000
Repayment of promissory note – related party	—	(170,000)
Payments of offering costs	(67,500)	(615,521)

Net cash provided by financing activities	196,225	236,009,479

Net Change in Cash	(495,240)	635,542
Cash – Beginning of period	635,542	—

Cash – Ending of period	$140,302	$635,542

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$67,500

Deferred underwriting fee payable	$—	$9,800,000

The accompanying notes are an integral part of these financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
BioPlus Acquisition Corp. (the “Company”), commonly known as “BIOS” and “Bios Acquisition Corporation,” is blank check company incorporated as a Cayman Islands exempt company on
February 11, 2021
. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).
The Company is not limited to a particular industry or sector for purposes of completing a Business Combination. The Company is an early-stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early-stage and emerging growth companies.
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on December 7, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Public Units in the Initial Public Offering and the sale of the Placement Units as well as the sponsor loan (Note 5) was placed in a trust account (the “Trust Account”), and is be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule2a-7ofthe Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
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

Liquidity and Going Concern
As of December 31, 2022, the Company had $140,302 in its operating bank account and working capital of $21,887. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5).
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).
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
Use of Estimates
The preparation of the financial statements in conformity with
U
.
S
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at December 31, 2022 and 2021.

Investments Held in Trust Account
At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills and money market funds, which primarily invest in U.S. Treasury securities. The Company accounts for its investments in treasury securities as Held to Maturity investments and presents such investments on the balance sheets at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,810,000)
Class A ordinary shares issuance costs	(14,483,021)
Plus:
Accretion of carrying value to redemption value	29,893,021

Class A ordinary shares subject to possible redemption, December 31, 2021	234,600,000
Plus:
Accretion of carrying value to redemption value	3,175,823

Class A ordinary shares subject to possible redemption, December 31, 2022	$237,775,823

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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2022 and 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the sponsor promissory loan, since the exercise of the warrants and the conversion of the sponsor loan is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,780,000 Class A ordinary shares in the aggregate. The sponsor loan is convertible into 500,000 units, consisting of 500,000 Class A ordinary shares and 250,000 warrants. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table
reflec
ts the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2022		For the Period from February 11, 2021 (inception) through December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,604,372	$391,560	$(36,187)	$(104,013)
Denominator:
Basic and diluted weighted average shares outstanding	23,560,000	5,750,000	1,817,901	5,057,870

Basic and diluted net income ( loss ) per ordinary share	$0.07	$0.07	$(0.02)	$(0.02)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the “FDIC” was appointed as its receiver. The Company held deposits with this bank. As a result of actions by the FDIC, the Company’s insured deposits have been restored.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
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
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
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
815-40,
“Derivatives and Hedging”.
Administrative Support Agreement
The Company entered into an agreement, commencing on December 2, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support services. For the year ended December 31, 2022, the Company incurred
$240,000, in fees for these services, of which $15,483
is included in accrued expenses in the accompanying balance sheets at both December 31, 2022 and December 31, 2021. For the period from February 11, 2021 (inception) through December 31, 2021, the Company incurred

$15,483, in fees for these services.
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

At December 31, 2021, all amounts were paid off. Further drawdowns on the promissory note are not permitted.
Advances from Related Party
During the year ended December 31, 2022, the Sponsor paid operating expenses on behalf of the Company totaling $263,725. These amounts were reflected on the balance sheets as advances to the Sponsor. The advances were non-interest bearing and are payable on demand. As of December 31, 2022 and 2021, the Company had an outstanding balance under advances from related party of $263,725 and $0, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Units of the post-Business Combination entity at a price of $10.00 per Unit. The Units would be identical to the Private Placement Units. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
Legal Fees
As of December 31, 2022, the Company, contingent upon the consummation of an initial Business Combination will be required to pay legal fees of the approximate amount of $1,025,000. This balance is not included or reflected in the financial statements.
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares —
The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares —
The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 560,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to redemption which are included in temporary equity.
Class
 B Ordinary Shares —
The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2022 and 2021, there were 5,750,000 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination on a one-for-one
basis (subject to adjustment). In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-

converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon completion of this offering (excluding the Private Placement Units and underlying securities) plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination, any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).
Warrants —
As of December 31, 2022 and 2021, there are 11,500,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
As of December 31, 2022 and 2021, there are 280,000 Placement Warrants issued and outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
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
The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity
in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.”
Held-to-maturity
securities are those securities which the Company has the ability and intent to hold until maturity.
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
The Company holds a portion of its assets in the Trust Account in U.S. Treasury securities and a portion in money market funds which are primarily invested in U.S. Treasury securities.

At December 31, 2022, assets held in the Trust Account were comprised of $
1,269
in cash and $
118,782,140
in U.S. Treasury
securities, and $
118,992,414
in money market funds
.
During the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account. At December 31, 2021, assets held in the Trust Account were comprised of $

in cash and $
117,307,347
in U.S. Treasury
securities , and $
117,300,493
in money market funds.
During the period from February 11, 2021 (inception) through December 31, 2021, the Company did no
t withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at December 31, 2022 and 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
December 31, 2022	U.S. Treasury Securities (Mature on 01/05/2023)	1	$118,782,140	$69,085	$118,851,225
December 31, 2022	Money market funds which are invested primarily in U.S. Treasury Securities	1	$—	$—	$118,992,414

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
December 31, 2021	U.S. Treasury Securities (Mature on 06/09/2022)	1	$117,307,347	$3,317	$117,310,664
December 31, 2021	Money market funds which are invested primarily in U.S. Treasury Securities	1	$—	$—	$117,300,493
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as disclosed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement (3)

3.1	Amended and Restated Memorandum and Articles of Association. (3)

4.1	Specimen Unit Certificate. (2)

4.2	Specimen Class A Ordinary Share Certificate. (2)

4.3	Specimen Warrant Certificate. (2)

4.4	Warrant Agreement, dated December 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)

4.5	Description of Registered Securities. (4)

10.1	Letter Agreement, dated December 2, 2021, by and among the Company, its officers, directors, and BioPlus Sponsor LLC. (3)

10.2	Promissory Note, dated March 18, 2021, issued to BioPlus Sponsor, LLC (1)

10.3	Investment Management Trust Agreement, dated December 2, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)

10.4	Registration Rights Agreement, dated December 2, 2021, by and among the Company and certain security holders. (3)

10.5	Securities Subscription Agreement, dated March 18, 2021, between the Registrant and BioPlus Sponsor LLC (1)

10.6	Unit Subscription Agreement, dated December 2, 2021, by and between the Company and BioPlus Sponsor LLC. (3)

10.7	Form of Unit Subscription Agreement, dated December 2, 2021, by and between the Company and Cantor. (3)

10.8	Form of Indemnity Agreement. (2)

10.9	Administrative Services Agreement, dated December 2, 2021, by and between the Company and First In Line Enterprises, Inc. (3)

10.10	Sponsor Loan Note, dated December 2, 2021, issued by the Company to the Sponsor. (3)

14	Code of Ethics (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

99.1	Audit Committee Charter (2)

99.2	Compensation Committee Charter (2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 20, 2021.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on November 29, 2021.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 8, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2022, filed with the SEC on March 11, 2022

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

BioPlus Acquisition Corp.

By:	/s/ Ross Haghighat
Name:	Ross Haghighat
Title:	Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Ross Haghighat Ross Haghighat	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2023

/s/ Jonathan Rigby Jonathan Rigby	Chairman of the Board and Chief Business Officer	March 31, 2023

/s/ Ronald Eastman Ronald Eastman	Vice Chairman of the Board	March 31, 2023

/s/ Shawn Cross Shawn Cross	Director	March 31, 2023

/s/ Louis G. Lange, M.D., Ph.D. Louis G. Lange, M.D., Ph.D.	Director	March 31, 2023

/s/ Stephen Sherwin, M.D. Stephen Sherwin, M.D.	Director	March 31, 2023

/s/ Glen Giovannetti Glen Giovannetti	Director	March 31, 2023