Form 10-Q
period 2023-03-31
BioPlus Acquisition Corp.
filed 2023-05-15
CIK 1856653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
:

001-41116

BioPlus Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1583872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
260 Madison Avenue
Suite 800
New York, NY
(Address of Principal Executive Offices)
10026
(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
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
of the Exchange Act):    Yes  ☒    No  ☐
As of May 1
5
, 2023, there were
23,560,000
Class A ordinary shares, par value $0.0001 per share, and
5,750,000
Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

BioPlus Acquisition Corp.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I-FINANCIAL INFORMATION
ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS
BIOPLUS ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$35,371	$140,302
Prepaid expenses	411,773	408,461

Total Current Assets	447,144	548,763
Cash and investments held in Trust Account	240,372,461	237,775,823

TOTAL ASSETS	$240,819,605	$238,324,586

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$226,130	$263,150
Advance from related parties	474,400	263,725

Total Current Liabilities	700,530	526,875
Sponsor Loan	5,000,000	5,000,000
Deferred underwriting fee payable	9,800,000	9,800,000

TOTAL LIABILITIES	15,500,530	15,326,875

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption; $0.0001 par value, 23,000,000 shares issued and outstanding at approximately $10.45 and $10.34 per share, redemption value as of March 31, 2023 and December 31, 2022, respectively	240,372,461	237,775,823
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 560,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	56	56
Class B ordinary shares, $0.0001 par value; 50,000,000 authorized; 5,750,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	575	575
Additional paid-in capital	—	—
Accumulated deficit	(15,054,017)	(14,778,743)

TOTAL SHAREHOLDERS’ DEFICIT	(15,053,386)	(14,778,112)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$240,819,605	$238,324,586

The accompanying notes are an integral part of these condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$275,274	$307,189

Loss from operations	(275,274)	(307,189)
Other income:
Interest earned on cash and investments held in Trust Account	2,596,638	45,367

Net income (loss)	$2,321,364	$(261,822)

Weighted average shares outstanding of Class A ordinary shares	23,560,000	23,560,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.08	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.08	$(0.01)

The accompanying notes are an integral part of the these unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2023	560,000	$56	5,750,000	$575	$—	$(14,778,743)	$(14,778,112)
Accretion of ordinary share subject to possible redemption	—	—	—	—	—	(2,596,638)	(2,596,638)
Net income	—	—	—	—	—	2,321,364	2,321,364

Balance — March 31, 2023 (unaudited)	560,000	$56	5,750,000	$575	$—	$(15,054,017)	$(15,053,386)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	560,000	$56	5,750,000	$575	$—	$(13,598,852)	$(13,598,221)
Net loss	—	—	—	—	—	(261,822)	(261,822)

Balance — March 31, 2022 (unaudited)	560,000	$56	5,750,000	$575	$—	$(13,860,674)	$(13,860,043)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$2,321,364	$(261,822)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(2,596,638)	(45,367)
Changes in operating assets and liabilities:
Prepaid expenses	(3,312)	53,789
Accrued expenses	(37,021)	86,909

Net cash used in operating activities	(315,607)	(166,491)

Cash Flows from Financing Activities:
Advances from related parties	210,676	3,671
Payments of offering costs	—	(30,000)

Net cash provided by (used in) financing activities	210,676	(26,329)

Net Change in Cash	(104,931)	(192,820)
Cash – Beginning of period	140,302	635,542

Cash – End of period	$35,371	$442,722

The accompanying notes are an integral part of the unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on December 7, 2021, an amount of $234,600,000 ($10.20 per Unit)
from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Placement Units as well as the Sponsor Loan (as defined in Note 5) was placed in a trust account (the “Trust Account”), and is be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Nasdaq Stock Market (“Nasdaq”) rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least
 80% of the assets held in the Trust Account (as defined below) (excluding the amount of any deferred underwriting discount held in the Trust Account and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.
The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the completion of the Business Combination (initially anticipated to be $
10.20 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding
P
ublic
S
hares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
The Company will have until 18 months from the closing of the Initial Public Offering to complete a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay taxes, if any (less up to $
100,000
of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its board of directors (the “Board”), liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Liquidity and Going Concern
As of March 31, 2023, the Company had $35,371 in its operating bank account and a working capital deficit of $253,386.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined below) to the Company (see Note 5).
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
MARCH 31, 2023

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
for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2023 and December 31, 2022.
Investments Held in Trust Account
At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills and money market funds, which primarily invest in U.S. Treasury securities. The Company presents its investments in treasury securities on the balance sheets at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid in capital and accumulated deficit.
At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,810,000)
Class A ordinary shares issuance costs	(14,483,021)
Plus:
Accretion of carrying value to redemption value	33,068,844

Class A ordinary shares subject to possible redemption, December 31, 2022	$237,775,823
Plus:
Accretion of carrying value to redemption value	2,596,638

Class A ordinary shares subject to possible redemption, March 31, 2023	$240,372,461

Warrant Classification
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the warrants issued in the Initial Public Offering (“Public Warrants”) and the Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman
Islands or the U
nited States. As such, the Company’s tax provision was zero for the periods presented.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the sponsor promissory loan, since the exercise of the warrants and the conversion of the Sponsor Loan is contingent upon the occurrence of future events. The warrants are exercisable to purchase
11,780,000 Class A ordinary shares in the aggregate. The
S
ponsor
L
oan is convertible into 500,000 units, consisting of 500,000 Class A ordinary shares and 250,000 warrants. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,865,962	$455,402	$(210,458)	$(51,364)
Denominator:
Basic and diluted weighted average shares outstanding	23,560,000	5,750,000	23,560,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$(0.01)	$(0.01)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $
250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company held deposits with this bank. As a result of actions by the FDIC, the Company’s insured deposits have been restored.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.
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
Recent Accounting Standards
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s unaudited condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

NOTE 3. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half
of one redeemable

Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).
NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 560,000 Placement Units at a price of $10.00 per Placement Unit, for an aggregate purchase price of $5,600,000 in a private placement. The Sponsor purchased 380,000 Placement Units and Cantor purchased 180,000 Placement Units. Each Placement Unit consists of one share of Class A ordinary share (“Placement Share”) and one-half
of one redeemable warrant (“Placement Warrant”). Each whole Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Units, Placement Shares, and Placement Warrants will expire worthless.
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
Sponsor Loan
The Sponsor loaned the Company $5,000,000 (
the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account to be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into units (“Sponsor Loan Units”) at a conversion price of $
10.00
per unit, at the discretion of the Company, only upon consummation of the Business Combination. The Sponsor Loan Units would be identical to the Placement Units sold in the Initial Public Offering. The Sponsor Loan is being extended in order to ensure that the amount in the Trust Account is $
10.20
per Public Share. If the Company does not consummate an initial Business Combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. The conversion feature was analyzed under ASC 470-20, “Debt with Conversion or Other Options”, and the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC 815-40, “Derivatives and Hedging”.
Administrative Support Agreement
The Company entered into an agreement, commencing on December 2, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support services. For the three months ended March 31, 2023, the Company incurred $60,000, in fees for these services, of which $55,483 is included in accrued expenses in the accompanying unaudited condensed balance sheet. For the three months ended March 31, 2022, the Company incurred $60,000 in fees for these services, of which
$
15,484
was
included in accrued expenses.
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

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

Advances from Related Parties
During the period ended March 31, 2023, an affiliate of the Company paid operating expenses on behalf of the Company totaling $210,675. During the year ended December 31, 2022, another affiliate of the Company advanced $250,000 to the Company. These amounts were reflected on the balance sheets as advances to the Sponsor. The advances were non-interest
bearing and are payable on demand. As of March 31, 2023 and December 31, 2022, the Company had an outstanding balance under advances from related parties of $474,400 and $263,725, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units (“Working Capital Units”) of the post-Business Combination entity at a price of $
10.00
per unit. The Working Capital Units would be identical to the Private Placement Units. As of March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings under the Working Capital

Loans.
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
Legal Fees
As of March 31, 2023 and December 31, 2022, the Company, contingent upon the consummation of an initial Business Combination will be required to pay legal fees of the approximate amount of $1,025,000. This balance is not included or reflected in the unaudited condensed financial statements.
Registration Rights
Pursuant to a registration rights agreement entered into on December 2, 2021, the holders of the Founder Shares, Placement Units (including securities contained therein) and any Working Capital Units (including securities contained therein) that may be issued upon conversion of Working Capital Loans, and any Class A ordinary shares issuable upon the exercise of the Placement Warrants and any Class A ordinary shares and warrants (and underlying Class A ordinary shares) that may be issued upon conversion of the Working Capital Units issued as part of the Working Capital Loans and Class A ordinary shares issuable upon conversion of the Founder Shares are entitled to registration rights. The holders of the majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
. At March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 560,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to redemption which are included in temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

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
Warrants
— As of March 31, 2023 and December 31, 2022, there are 11,500,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the completion of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
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

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023

As of March 31, 2023 and December 31, 2022, there are 280,000 Placement Warrants issued and outstanding. The Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.
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
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying unaudited condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At March 31, 2023 assets held in the Trust Account were comprised of $1,074 in cash and $120,116,404 in
U.S. Treasury securities and a portion in money market funds which are primarily invested in U.S. Treasury securities. During the period ended March 31, 2023, the Company did not withdraw any interest income from the Trust Account. At December 31, 2022, assets held in the Trust Account were comprised of $1,269 in cash and $118,782,140 in U.S. Treasury securities. During the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at March 31, 2023 and December 31, 2022 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
March 31, 2023	U.S. Treasury Securities (Mature on 04/06/23)	1	$120,116,404	$39,716	$120,156,120
March 31, 2023	Money market funds which are invested primarily in U.S. Treasury Securities	1	$—	$—	$120,254,983

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
December 31, 2022	U.S. Treasury Securities (Mature on 01/05/2023)	1	$118,782,140	$69,085	$118,851,225
December 31, 2022	Money market funds which are invested primarily in U.S. Treasury Securities	1	$—	$—	$118,992,414
NOTE 9. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On May 2, 2023, the Company, Guardian Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Avertix Medical, Inc. (f/k/a Angel Medical Systems, Inc.), a Delaware corporation (“Avertix”), and, solely with respect to Section
3.03
(b) and Section 7.21 of the Business Combination Agreement (as defined below), the Sponsor, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which Merger Sub will merge with and into Avertix (the “Merger,” and together with the other transactions related thereto, the “Avertix Transactions”), with Avertix surviving the Merger as a direct wholly owned subsidiary of the Company.

Pursuant to the Business Combination Agreement, prior to (but no later than the day preceding) the closing of the Merger (the “Closing”) and following the exercise of their redemption right by Public Shareholders, the Company will domesticate as a Delaware corporation in accordance with the Delaware General Corporation Law and the Companies Act (as revised) of the Cayman Islands (the “Domestication”). Upon the effectiveness of the Domestication, the Company will change its name to “Avertix Medical, Inc.” (“New Avertix”).
Upon the effectiveness of the Domestication, (i) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one (1) share of common stock, par value $
0.0001
per share, of New Avertix (the “New Avertix Common Stock”), (ii) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one (1) share of New Avertix Common Stock, (iii) each then issued and outstanding warrant of the Company exercisable to purchase one Class A ordinary share of the Company will convert automatically into one New Avertix warrant exercisable to purchase one share of New Avertix Common Stock and (iv) each unit consisting of one Class A ordinary share of the Company and one-half of one warrant of the Company will convert automatically into a unit consisting of one share of New Avertix Common Stock and one-half of one New Avertix warrant.
Upon the consummation of the Merger, (i) each share of Avertix common stock, par value $
0.001
per share (“Avertix Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be canceled and converted into the right to receive (A) a number of shares of New Avertix Common Stock equal to the Exchange Ratio (as defined in the Business Combination Agreement) and (B) the holder of such Avertix Common Stock’s contingent right to receive such holder’s pro rata share of the Avertix Earnout Shares (as defined below) in accordance with the terms of the Business Combination Agreement, in each case, without interest, and (ii) each option to purchase shares of Avertix Common Stock (“Avertix Option”) that is outstanding and unexercised as of immediately prior to the Effective Time, whether then vested or unvested, will be assumed by New Avertix and converted into (A) an option to purchase a number of shares of New Avertix Common Stock (rounded down to the nearest whole share) (“Exchanged Option”) equal to (x) the number of shares of Avertix Common Stock subject to such Avertix Option immediately prior to the Effective Time, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price per share of such Avertix Option immediately prior to the Effective Time, divided by (2) the Exchange Ratio and (B) the holder of such Avertix Option’s contingent right to receive such holder’s pro rata share of the Avertix Earnout Shares in accordance with the terms of the Business Combination Agreement.
Following the Closing, as additional consideration for the Avertix Transactions, eligible equityholders of Avertix will be entitled to receive their respective pro rata share of
2,970,000
shares of New Avertix Common Stock (the “Avertix Earnout Shares”) in two equal tranches, each contingent upon New Avertix’s achievement of the applicable stock price milestones (the “Triggering Events”) during the time period between the date of Closing and the seven (7)-year anniversary of the Closing (the “Earnout Period”); provided that, with respect to any holder of a unvested Exchanged Option, an award of restricted stock units for a number of Avertix Earnout Shares otherwise issuable to such holder and subject to the same vesting terms as the unvested Exchanged Option will be issued to such holder in lieu of any Avertix Earnout Shares.
At the Effective Time, a portion of the Sponsor’s Founder Shares, consisting of
1,150,000
Class B ordinary shares of the Company as of the date hereof (the “Sponsor Earnout Shares”), will become unvested and subject to vesting and forfeiture, and will thereafter become vested only upon the occurrence of the applicable Triggering Event in the same proportion as the issuance of Avertix Earnout Shares to eligible equityholders of Avertix upon the occurrence of such Triggering Event. The Sponsor Earnout Shares are subject to reduction in connection with certain additional financing permitted under the Business Combination Agreement, and will be forfeited if the applicable Triggering Events do not occur during the Earnout Period.
The obligations of Avertix and the Company to consummate the Avertix Transactions are subject to the satisfaction or waiver (where permissible) at or prior to the Closing of various conditions, including, among other things: (i) the accuracy of the representations and warranties of the Company and Avertix, respectively; (ii) the performance by the Company and Avertix, respectively, of its covenants and agreements; (iii) the absence of any material adverse effect that is continuing with respect to Avertix during the period between the date of the Business Combination Agreement and the Effective Time or the earlier termination of the Business Combination Agreement, (iv) the approval of Avertix’s stockholders and the Company’s shareholders; (v) the effectiveness of a registration statement on Form S-4 to be filed with the SEC in connection with the Avertix Transactions (the “Avertix Registration Statement”) and the submission by the Company of the supplemental listing application to Nasdaq; (vi) the receipt of requisite government approvals; (vii) the Company having at least $
5,000,001
of net tangible assets following the exercise of redemption rights provided to Public Shareholders in accordance with the organizational documents of the Company; and (viii) as a condition to Avertix’s obligations to consummate the Avertix Transactions, the total cash and cash equivalents of the Company at the Closing, after giving effect to redemptions by Public Shareholders, additional financing permitted under the Business Combination Agreement (including repayment of convertible notes issued to the Sponsor, if applicable) and payment of transaction expenses, being no less than $
40,000,000.
The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of the Company and Avertix; (ii) subject to certain cure periods, by either the Company or Avertix, as applicable, if there has been a breach of any representation, warranty, covenant or other agreement made by the Company or Avertix, as applicable, that would result in the failure of related closing conditions; (iii) by either the Company or Avertix if the Effective Time does not occur prior to December 31, 2023, subject to certain exceptions; (iv) by either the Company or Avertix if the transaction is prohibited by a final, non-appealable law or a government order; (v) by either the Company or Avertix if requisite approval is not obtained from the Company’s shareholders at the extraordinary general meeting of the Company’s shareholders contemplated by the Business Combination Agreement; and (vi) by the Company if requisite approval is not obtained from Avertix’s stockholders within 2 business days after the Avertix Registration Statement becomes effective
.

The foregoing description of the Business Combination Agreement and the Avertix Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1 and incorporated herein by reference. The Business Combination Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Business Combination Agreement has been attached to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Avertix or any other party to the Business Combination Agreement. In particular, the representations, warranties, covenants and agreements contained in the Business Combination Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Business Combination Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Business Combination Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Business Combination Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Business Combination Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company.

A&R Registration Rights Agreement
At the Closing, the Company, the Sponsor, the executive officers and directors of the Company, and certain equityholders of Avertix will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) pursuant to which, among other things, the parties thereto will be granted customary registration rights with respect to shares of New Avertix Common Stock.
Lock-Up
Arrangements
The Sponsor, holders of Placement Units, and Avertix equityholders will be subject to lock-up
restrictions (the
“Lock-Up”)
contained in the proposed bylaws of New Avertix pursuant to which, without the prior written consent of New Avertix’s board of directors, during the period commencing on the date of the Closing and ending on the date that is the one-year
anniversary of the Closing, such parties will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, such shares or other equity securities (the
“Lock-Up
Securities”) or (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the
Lock-Up
Securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of New Avertix Common Stock; provided, however, (a) if at any time
151
days after the Closing, the closing share price of New Avertix Common Stock is greater than or equal to $
12.50
over any
20
trading days within any consecutive
30
trading day period (“Initial Price Target”), then
one-third
(1/3) of the
Lock-Up
Securities shall automatically be released from the
Lock-Up,
and (b) if at any time
151
days after the Closing, the closing share price of the New Avertix Common Stock is greater than or equal to $
15.00
over any
20
trading days within any consecutive
30
trading day period (“Second Price Target”), then an additional one-third
(1/3) of the
Lock-Up
Securities shall be released from the
Lock-Up.
For clarity, in the event that the Initial Price Target and/or the Second Price Target are not met, then the
Lock-up
Period shall terminate for all
Lock-up
Securities on the
one-year
anniversary of the Closing. The
lock-up
restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, certain open market transfers and transfers upon death or by will.
Pursuant to an amendment to that certain letter agreement by and between the Company, its officers and directors, and the Sponsor, dated December 2, 2021, to be entered into at the Closing (the “Letter Agreement Amendment”) and A&R Registration Rights Agreement, the lock-up restrictions for the Sponsor At-Risk Capital Lockup Shares, the Placement Shares and Placement Warrants (each as defined in the Letter Agreement Amendment) will lapse upon the six-month anniversary of the Closing, unless the Initial Price Target or Second Price Target are achieved before such date.
Stockholder Support Agreement
On May 2, 2023, the Company, Avertix, and certain affiliate stockholders of Avertix (“Key Avertix Holders”) entered into Stockholder Support Agreements (the “Stockholder Support Agreements”) pursuant to which the Key Avertix Holders agreed to, among other things, (i) waive any appraisal rights in connection with the Merger and (ii) consent to and vote in favor of the Business Combination Agreement and the Avertix Transactions.
Sponsor Support Agreement
On May 2, 2023, the Company, the Sponsor, and Avertix entered into the Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which, among other things, the Sponsor has agreed to (i) vote all of its ordinary shares in favor of the proposals being presented at the extraordinary general meeting of the Company’s shareholders, (ii) waive the anti-dilution or similar protections with respect to the Sponsor’s Founder Shares, consisting of
5,750,000
Class B ordinary shares of the Company as of the date hereof, in connection with the consummation of the Avertix Transactions and (iii) not redeem any of its shares in connection with the vote to approve the Avertix Transactions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (this “Quarterly Report”) to “we,” “us” or the “Company” refer to BioPlus Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to BioPlus Sponsor LLC. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on February 11, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Placement Units, our shares, debt or a combination of cash, shares and debt.

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Business Combination Agreement

On May 2, 2023, the Company, Merger Sub, Avertix, and, solely with respect to Section 3.03(b) and Section 7.21 of the Business Combination Agreement, the Sponsor, entered into the Business Combination Agreement, pursuant to which Merger Sub will merge with and into Avertix, with Avertix surviving the Merger as a direct wholly owned subsidiary of the Company.

Pursuant to the Business Combination Agreement, prior to (but no later than the day preceding) the Closing and following the exercise of redemption rights by Public Shareholders, the Company will domesticate as a Delaware corporation in accordance with the Delaware General Corporation Law and the Companies Act (as revised) of the Cayman Islands. Upon the effectiveness of the Domestication, the Company will change its name to “Avertix Medical, Inc.”

Upon the effectiveness of the Domestication, (i) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one (1) share of New Avertix Common Stock, (ii) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one (1) share of New Avertix Common Stock, (iii) each then issued and outstanding warrant of the Company exercisable to purchase one Class A ordinary share of the Company will convert automatically into one New Avertix warrant exercisable to purchase one share of New Avertix Common Stock and (iv) each unit consisting of one Class A ordinary share of the Company and one-half of one warrant of the Company will convert automatically into a unit consisting of one share of New Avertix Common Stock and one-half of one New Avertix warrant.

Upon the consummation of the Merger, (i) each share of Avertix Common Stock issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive (A) a number of shares of New Avertix Common Stock equal to the Exchange Ratio and (B) the holder of such Avertix Common Stock’s contingent right to receive such holder’s pro rata share of the Avertix Earnout Shares in accordance with the terms of the Business Combination Agreement, in each case, without interest, and (ii) each Avertix Option that is outstanding and unexercised as of immediately prior to the Effective Time, whether then vested or unvested, will be assumed by New Avertix and converted into (A) an option to purchase a number of shares of New Avertix Common Stock (rounded down to the nearest whole share) equal to (x) the number of shares of Avertix Common Stock subject to such Avertix Option immediately prior to the Effective Time, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price per share of such Avertix Option immediately prior to the Effective Time, divided by (2) the Exchange Ratio and (B) the holder of such Avertix Option’s contingent right to receive such holder’s pro rata share of the Avertix Earnout Shares in accordance with the terms of the Business Combination Agreement.

Following the Closing, as additional consideration for the Avertix Transactions, eligible equityholders of Avertix will be entitled to receive their respective pro rata share of 2,970,000 Avertix Earnout Shares in two equal tranches, each contingent upon New Avertix’s achievement of the applicable stock price milestones during the Earnout Period; provided that, with respect to any holder of a unvested Exchanged Option, an award of restricted stock units for a number of Avertix Earnout Shares otherwise issuable to such holder and subject to the same vesting terms as the unvested Exchanged Option will be issued to such holder in lieu of any Avertix Earnout Shares.

At the Effective Time, a portion of the Sponsor’s Founder Shares, consisting of 1,150,000 Class B ordinary shares of the Company as of the date hereof, will become unvested and subject to vesting and forfeiture, and will thereafter become vested only upon the occurrence of the applicable Triggering Event in the same proportion as the issuance of Avertix Earnout Shares to eligible equityholders of Avertix upon the occurrence of such Triggering Event. The Sponsor Earnout Shares are subject to reduction in connection with certain additional financing permitted under the Business Combination Agreement, and will be forfeited if the applicable Triggering Events do not occur during the Earnout Period.

The foregoing description of the Business Combination Agreement and the Avertix Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is included hereto as Exhibit 2.1 to this Quarterly Report and incorporated herein by reference.

A&R Registration Rights Agreement

At the Closing, the Company, the Sponsor, the executive officers and directors of the Company, and certain equityholders of Avertix will enter into the A&R Registration Rights Agreement, pursuant to which, among other things, the parties thereto will be granted customary registration rights with respect to shares of New Avertix Common Stock.

The foregoing description of the A&R Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of A&R Registration Rights Agreement, a copy of which is included as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Lock-Up Arrangements

The Sponsor, holders of Placement Units, and Avertix equityholders will be subject the Lock-Up contained in the proposed bylaws of New Avertix, pursuant to which, without the prior written consent of New Avertix’s board of directors, during the period commencing on the date of the Closing and ending on the date that is the one-year anniversary of the Closing, such parties will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, such shares or other equity securities or (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of New Avertix Common Stock; provided, however, (a) if at any time 151 days after the Closing, the closing share price of New Avertix Common Stock is greater than or equal to $12.50 over any 20 trading days within any consecutive 30 trading day period, then one-third (1/3) of the Lock-Up Securities shall automatically be released from the Lock-Up, and (b) if at any time 151 days after the Closing, the closing share price of the New Avertix Common Stock is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period, then an additional one-third (1/3) of the Lock-Up Securities shall be released from the Lock-Up. For clarity, in the event that the Initial Price Target and/or the Second Price Target are not met, then the Lock-up Period shall terminate for all Lock-up Securities on the one-year anniversary of the Closing. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, certain open market transfers and transfers upon death or by will.

Pursuant to the Letter Agreement Amendment by and between the Company, its officers and directors, and the Sponsor, to be entered into at the Closing and A&R Registration Rights Agreement, the lock-up restrictions for the Sponsor At-Risk Capital Lockup Shares, the Placement Shares and Placement Warrants (each as defined in the Letter Agreement Amendment) will lapse upon the six-month anniversary of the Closing, unless the Initial Price Target or Second Price Target are achieved before such date.

The foregoing description of the Lock-Up, Letter Agreement Amendment and A&R Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of the New Avertix’s bylaws, the form of the Letter Agreement Amendment and the form of A&R Registration Rights Agreement, copies of which are included as Exhibit B to the Business Combination Agreement included as Exhibit 2.1, Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report and incorporated herein by reference.

Stockholder Support Agreement

On May 2, 2023, the Company, Avertix, and Key Avertix Holders entered into the Stockholder Support Agreements, pursuant to which the Key Avertix Holders agreed to, among other things, (i) waive any appraisal rights in connection with the Merger and (ii) consent to and vote in favor of the Business Combination Agreement and the Avertix Transactions.

The foregoing description of the Stockholder Support Agreements is qualified in its entirety by reference to the full text of the form of Stockholder Support Agreement, a copy of which is included as Exhibit 10.3 to this Quarterly Report and incorporated herein by reference.

Sponsor Support Agreement

On May 2, 2023, the Company, the Sponsor, and Avertix entered into the Sponsor Support Agreement, pursuant to which, among other things, the Sponsor has agreed to (i) vote all of its ordinary shares in favor of the proposals being presented at the extraordinary general meeting of Public Shareholders, (ii) waive the anti-dilution or similar protections with respect to the Sponsor’s Founder Shares, consisting of 5,750,000 Class B ordinary shares of the Company as of the date hereof, in connection with the consummation of the Avertix Transactions and (iii) not redeem any of its shares in connection with the vote to approve the Avertix Transactions.

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.4 to this Quarterly Report and incorporated herein by reference.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $2,321,364, which consisted of interest earned on investments held in the Trust Account of $2,596,638, offset by formation and operating costs of $275,274.

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

For the three months ended March 31, 2023, cash used in operating activities was $315,607. Net income of $2,321,364 was affected by interest earned on marketable securities held in the Trust Account of $2,596,638. Changes in operating assets and liabilities used $40,333 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $166,491. Net loss of $261,822 was affected by interest earned on investments held in the Trust Account of $45,367. Changes in operating assets and liabilities used $140,698 of cash for operating activities.

As of March 31, 2023, we had investments held in the Trust Account of $240,372,461 (including approximately $5,772,461 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days less and or money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Avertix Transactions or if we do not complete the Avertix Transactions, a Business Combination with a different target. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination (as is the case in the Avertix Transactions), the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash of $35,371. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Avertix Transactions or if we do not complete the Avertix Transactions, a Business Combination with a different target.

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

We believe we will need to raise additional funds in order to meet the expenditures required for completing a Business Combination (such as the Avertix Transactions). If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination (such as the Avertix Transactions) are less than the actual amount necessary to do so, we may have insufficient funds available to complete a Business Combination. Moreover, we may need to obtain additional financing because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Liquidity and Going Concern

As of March 31, 2023, the Company had $35,371 in its operating bank account and a working capital deficit of $253,386. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans (see Note 5). Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by June 7, 2023 (unless extended) then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023 (unless extended). The Company intends to complete the Avertix Transactions or an alternative Business Combination before the mandatory liquidation date. In addition, the Company intends to hold an extraordinary general meeting in lieu of an annual general meeting of the Company at which shareholders will vote on a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Board the right to extend the mandatory liquidation date from June 7, 2023 (the “Original Termination Date”) on a monthly basis up to six times until December 7, 2023, or for a total of up to six months after the Original Termination Date (or such earlier date as determined by the Board) (the “Extension Amendment Proposal”). If the Extension Amendment Proposal is approved, the Board intends to extend the Original Termination Date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support services. We began incurring these fees on December 2, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination (such as the Avertix Transactions) and our liquidation.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of (i) $0.40 per Unit of the gross proceeds of the initial 20,000,000 Units sold in the Initial Public Offering, or $8,000,000 in the aggregate, and (ii) $0.60 per Unit of the gross proceeds from the Units sold pursuant to the over-allotment option, or $1,800,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination (such as the Avertix Transactions), subject to the terms of the underwriting agreement.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 originally filed with the SEC on July 20, 2021, as amended (“IPO Registration Statement”), (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on May 12, 2022, (iii) Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 and (iv) Definitive Proxy Statement on Schedule 14A filed with the SEC on May 12, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. For risks relating to Avertix and the Avertix Transactions see the Company’s Registration Statement on S-4 filed with the SEC on May 15, 2023.

We held deposits with Silicon Valley Bank (“SVB”), which was recently closed by the Federal Deposit Insurance Corporation (“FDIC”). Although our deposits with SVB were insured and restored as a result of actions by the FDIC, the closure of other financial institutions with which we maintain cash could adversely affect our financial position and our ability to operate our business.

On March 10, 2023, SVB became insolvent. State regulators closed the bank, and the FDIC was appointed its receiver. As of December 31, 2022, we held cash balances of $140,302 at SVB and were fully insured. As a result of actions by the FDIC, the Company’s insured deposits have been restored. However, the closure of other financial institutions with which we maintain cash could adversely affect our ability to access cash balances. If we are unable to access our cash as needed, our financial position and ability to operate our business could be adversely affected. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

If our initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial Business Combination involving a company organized under the laws of the United States (such as the Avertix Transactions), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the stockholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, the Company’s management has determined that our possible need for additional financing to enable us negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in Item 1. “Financial Statements” were issued.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and the concurrent private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 11, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and the concurrent private placement as described in the IPO Registration Statement. The specific investments in our trust account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1***	Business Combination Agreement and Plan of Reorganization, dated May 2, 2023, by and among BioPlus Acquisition Corp., Avertix Medical, Inc. and other parties thereto.(1)

10.1	Form of Amended and Restated Registration Rights Agreement.(1)

10.2	Form of Amendment No. 1 to the Sponsor Letter Agreement. (1)

10.3	Form of Stockholder Support Agreement, dated May 2, 2023, by and among BioPlus Acquisition Corp., Avertix Medical, Inc. and other parties thereto.(1)

10.4	Sponsor Support Agreement, dated May 2, 2023, by and among BioPlus Acquisition Corp., Avertix Medical, Inc. and BioPlus Sponsor LLC.(1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 *	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
***

Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to supplementally furnish a copy of any omitted exhibit or schedule to the SEC upon its request.

(1)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 3, 2023.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023	BioPlus Acquisition Corp.

/s/ Ross Haghighat
	Name:	Ross Haghighat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)