Form 10-Q
period 2023-06-30
BioPlus Acquisition Corp.
filed 2023-08-14
CIK 1856653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 1
4
, 2023, there were 13,617,477 Class A ordinary shares, par value $0.0001 per share, and 5,750,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

BioPlus Acquisition Corp.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART
I-FINANCIAL
INFORMATION
ITEM 1. CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
BIOPLUS ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$2,454	$140,302
Prepaid expenses	194,386	408,461

Total Current Assets	196,840	548,763
Cash and investments held in Trust Account	138,433,205	237,775,823

TOTAL ASSETS	$138,630,045	$238,324,586

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$408,814	$263,150
Advance from related parties	1,320,403	263,725
Working capital loan	250,000	—

Total Current Liabilities	1,979,217	526,875
Sponsor Loan	5,000,000	5,000,000
Deferred underwriting fee payable	9,800,000	9,800,000

TOTAL LIABILITIES	16,779,217	15,326,875

COMMITMENTS AND CONTINGENCIES
Class A ordinary shares subject to possible redemption; $0.0001 par value, 13,057,477 and 23,000,000 shares issued and outstanding at approximately $10.60 and $10.34 per share, rede mpt ion value as of June 30, 2023 and December 31, 2022, respectively	138,433,205	237,775,823
SHAREHOLDERS’ DEFICIT
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 6,309,999 and 560,000 s hares issued and outstanding (excluding 13,057,477 and 23,000,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	631	56
Class B ordinary shares, $0.0001 par value; 50,000,000 authorized; 1 and 5,750,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	575
Additional paid-in capital	—	—
Accumulated deficit	(16,583,008)	(14,778,743)

TOTAL SHAREHOLDERS’ DEFICIT	(16,582,377)	(14,778,112)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$138,630,045	$238,324,586

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General, administrative and operating costs	$1,278,991	$255,424	$1,554,265	$562,613

Loss from operations	(1,278,991)	(255,424)	(1,554,265)	(562,613)
Other income:
Interest earned on cash and investments held in Trust Account	2,519,539	280,345	5,116,177	325,712

Net income (loss)	$1,240,548	$24,921	$3,561,912	$(236,901)

Weighted average shares outstanding of Class A ordinary shares	20,500,762	23,560,000	22,021,930	23,560,000

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$0.00	$0.13	$(0.01)

Weighted average shares outstanding of Class B ordinary shares	3,980,770	5,750,000	4,860,497	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.00	$0.13	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2023	560,000	$56	5,750,000	$575	$—	$(14,778,743)	$(14,778,112)
Accretion of ordinary shares subject to possible redemption	—	—	—	—	—	(2,596,638)	(2,596,638)
Net income	—	—	—	—	—	2,321,364	2,321,364

Balance — March 31, 2023 (unaudited)	560,000	56	5,750,000	575	—	(15,054,017)	(15,053,386)
Conversion of Class B to Class A Shares	5,749,999	575	(5,749,999)	(575)	—	—	—
Accretion of ordinary shares subject to possible redemption	—	—	—	—	—	(2,769,539)	(2,769,539)
Net income	—	—	—	—	—	1,240,548	1,240,548

Balance — June 30, 2023 (unaudited)	6,309,999	$631	1	$—	$—	$(16,583,008)	$(16,582,377)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	560,000	$56	5,750,000	$575	$—	$(13,598,852)	$(13,598,221)
Net loss	—	—	—	—	—	(261,822)	(261,822)

Balance — March 31, 2022	560,000	56	5,750,000	575	—	(13,860,674)	(13,860,043)
Accretion of ordinary shares subject to possible redemption	—	—	—	—	—	(334,407)	(334,407)
Net income	—	—	—	—	—	24,921	24,921

Balance — June 30, 2022	560,000	$56	5,750,000	$575	$—	$(14,170,160)	$(14,169,529)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOPLUS ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$3,561,912	$(236,901)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(5,116,177)	(325,712)
Changes in operating assets and liabilities:
Prepaid expenses	214,075	159,369
Accrued expenses	145,664	129,895

Net cash used in operating activities	(1,194,526)	(273,349)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(250,000)	—
Cash withdrawn from Trust Account in connection with redemption	104,708,795	—

Net cash provided by investing activities	104,458,795	—

Cash Flows from Financing Activities:
Advances from related party	1,056,678	3,671
Proceeds from working capital loan	250,000	(3,671)
Redemption of common stock	(104,708,795)	(67,500)

Net cash used in financing activities	(103,402,117)	(67,500)

Net Change in Cash	(137,848)	(340,849)
Cash – Beginning of period	140,302	635,542

Cash – End of period	$2,454	$294,693

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023
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

The Company created Guardian Merger Subsidiary Corp., a Delaware corporation created on April 27, 2023 and a direct, wholly owned subsidiary of the Company (“Merger Sub”) for the purpose of the Business Combination described below.
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the Company’s shareholders of approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”) to (i) extend the date by which the Company must consummate its initial Business Combination from June 7, 2023 to December 7, 2023 (or such earlier date as determined by the Board) (the “Extension”) and (ii) provide for the right of a holder of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time prior to the closing of the Initial Business Combination at the option of a holder of Class B Ordinary Shares (the “Founder Share Amendment Proposal”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on June 2, 2023.
In connection with the vote to approve the Extension, holders of 9,942,523 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $104,708,794.59, with a net amount of funds remaining in the Trust Account following such redemptions of approximately $137,513,654.92.
In connection with the Extension, the Company issued a promissory note (the “Note”) in the aggregate principal amount of up to $1,500,000 to BioPlus Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”), pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 (the “Extension Funds”) to deposit into the Company’s trust account (the “Trust Account”) for the Company’s Class A Ordinary Shares, par value $0.0001 (the “Class A Ordinary Shares”), held by the Company’s public shareholders that were not redeemed in connection with the extension of the Company’s termination date from June 7, 2023 to December 7, 2023 (or such earlier date as determined by the board of directors of the Company).
The Company will deposit $250,000 into the Trust Account for each calendar month (commencing on June 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial business combination until December 7, 2023 (or such earlier date as determined by the Board), and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial business combination.
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
Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than a
n
aggregate of 15% of the Public Shares without the Company’s prior written consent.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Liquidity and Going Concern
As of June 30, 2023, the Company had $2,454 in its operating bank account and a working capital deficit of $1,782,377. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide Working Capital Loans (as defined below) to the Company (see Note 5).
Also, in connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB Accounting Standards Update (“ASU”) Subtopic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 7, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after
D
e
ce
mber
 7, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on
Form 10-K
for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, which was formed on April 27, 2023. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can ad op
t the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2023 and December 31, 2022.
Cash and Investments Held in Trust Account
At June 30, 2023 substantially all of the assets held in the Trust Account were money market mutual funds which primarily invest in U.S. Treasury Securities. At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury bills and money market mutual funds, which primarily invest in U.S. Treasury securities. The Company presents its investments in treasury securities on the balance sheets at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market mutual funds on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest income in the accompanying statements of operations. The estimated fair value of investments held in the Trust Account are determined using available market information.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s Class A ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by charges against additional paid-in capital and accumulated deficit.
At June 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,810,000)
Class A ordinary shares issuance costs	(14,483,021)
Plus:
Accretion of carrying value to redemption value	33,068,844

Class A ordinary shares subject to possible redemption, December 31, 2022	$237,775,823

Less:
Redemption	(104,708,795)
Plus:
Accretion of carrying value to redemption value	5,366,177

Class A ordinary shares subject to possible redemption, June 30, 2023	$138,433,205

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company’s has analyzed the warrants issued in the Initial Public Offering (“Public Warrants”) and the Private Placement Warrants and determined they are considered to be freestanding instruments and do not exhibit any of the characteristics in ASC 480 and therefore are not classified as liabilities under ASC 480. The warrants meet all of the requirements for equity classification under ASC 815 and therefore are classified in equity.
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change for the next twelve months.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement (iii) the sponsor promissory loan, since the exercise of the warrants and the conversion of the Sponsor Loan is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,780,000 Class A ordinary shares in the aggregate. The Sponsor Loan is convertible into 500,000 units, consisting of 500,000 Class A ordinary shares and 250,000 warrants. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,038,831	$201,717	$20,032	$4,889	$2,917,898	$644,014	$(190,426)	$(46,475)
Denominator:
Basic and diluted weighted average shares outstanding	20,500,762	3,980,770	23,560,000	5,750,000	22,021,930	4,860,497	23,560,000	5,750,000
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$0.00	$0.00	$0.13	$0.13	$(0.01)	$(0.01)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation (“FDIC”) coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the FDIC was appointed as its receiver. The Company held deposits with this bank. As a result of actions by the FDIC, the Company’s insured deposits have been restored.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed consolidated balance sheets, primarily due to their short-term nature.
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
Recent Accounting Standards
In June 2016, the FASB issued ASU
2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU
2016-13
also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU
2016-13
is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2016-13
on January 1, 2023. The adoption of ASU
2016-13
did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Sponsor Loan
The Sponsor loaned the Company $5,000,000 (the “Sponsor Loan”) as of the closing date of the Initial Public Offering. The Sponsor Loan will bear no interest. The proceeds of the Sponsor Loan were deposited into the Trust Account to be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor Loan shall be repaid or converted into units (“Sponsor Loan Units”) at a conversion price of $10.00 per unit, at the discretion of the Company, only upon consummation of the Business Combination. The Sponsor Loan Units would be identical to the Placement Units sold in the Initial Public Offering. The Sponsor Loan is being extended in order to ensure that the amount in the Trust Account is $10.20 per Public Share. If the Company does not consummate an initial Business Combination, the Company will not repay the Sponsor Loan and its proceeds will be distributed to the Public Shareholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor Loan. The conversion feature was analyzed under ASC
470-20,
“Debt with Conversion or Other Options”, and the note did not include any premium or discounts. The conversion option did not include elements that would require bifurcation under ASC
815-40,
“Derivatives and Hedging”.
Administrative Support Agreement
The Company entered into an agreement, commencing on December 2, 2021 through the earlier of the Company’s completion of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support services. For the three and six months ended June 30, 2023, the Company incurred $60,000 and $120,000, respectively, in fees for these services, of which $115,484 is included in accrued expenses in the accompanying unaudited condensed consolidated
balance sheet
s
. For the three and six months ended June 30, 2022, the Company incurred $60,000 and $120,000, respectively, in fees for these services, of which $20,000 is included in accrued expenses in the accompanying condensed consolidated
balance sheets.
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
In connection with the Extension, the Company issued a promissory note in the aggregate principal amount of up to $1,500,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 (the “Extension Funds”) to deposit into the Company’s Trust Account for the Company’s Class A Ordinary Shares, par value $0.0001 (the “Class A Ordinary Shares”), held by the Company’s public shareholders that were not redeemed in connection with the extension of the Company’s termination date from June 7, 2023 to December 7, 2023 (or such earlier date as determined by the board of directors of the Company).

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

Advances from Related Parties
During the period ended June 30, 2023, an affiliate of the Company paid operating expenses on behalf of the Company totaling $956,678. During the year ended December 31, 2022, another affiliate of the Company advanced $250,000 to the Company. These amounts were reflected on the balance sheets as advances from
the Sponsor. The advances were
non-interest
bearing and are payable on demand. As of June 30, 2023 and December 31, 2022, the Company had an outstanding balance under advances from related parties of $1,320,403 and $263,725, respectively.
Working Capital Loan
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units (“Working Capital Units”) of the post-Business Combination entity at a price of $10.00 per unit. The Working Capital Units would be identical to the Private Placement Units. As of June 30, 2023 and December 31, 2022, the Company had $250,000 and $0 outstanding borrowings under the Working Capital Loans, respectively.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.
Legal Fees
As of June 30, 2023 and December 31, 2022, the Company, contingent upon the consummation of an initial Business Combination will be required to pay legal fees of the approximate amount of $1,025,000. This balance is not included or reflected in the unaudited condensed consolidated
financial statements.
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
Business Combination Agreement
On May 2, 2023, the Company, Guardian Merger Subsidiary Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Avertix Medical, Inc. (f/k/a Angel Medical Systems, Inc.), a Delaware corporation (“Avertix”), and, solely with respect to Section3.03(b) and Section 7.21 of the Business Combination Agreement (as defined below), the Sponsor, entered into a business combination agreement and plan of reorganization (the “Business Combination Agreement”), pursuant to which Merger Sub will merge with and into Avertix (the “Merger,” and together with the other transactions related thereto, the “Avertix Transactions”), with Avertix surviving the Merger as a direct wholly owned subsidiary of the Company.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Upon the effectiveness of the Domestication, (i) each then issued and outstanding Class A ordinary share of the Company will convert automatically into one (1) share of common stock, par value $0.0001 per share, of New Avertix (the “New Avertix Common Stock”), (ii) each then issued and outstanding Class B ordinary share of the Company will convert automatically into one (1) share of New Avertix Common Stock, (iii) each then issued and outstanding warrant of the Company exercisable to purchase one Class A ordinary share of the Company will convert automatically into one New Avertix warrant exercisable to purchase one share of New Avertix Common Stock and (iv) each unit consisting of one Class A ordinary share of the Company and one-half
of one warrant of the Company will convert automatically into a unit consisting of one share of New Avertix Common Stock and one-half
of one New Avertix warrant.
Upon the consummation of the Merger, (i) each share of Avertix common stock, par value $0.001 per share (“Avertix Common Stock”), issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) will be canceled and converted into the right to receive (A) a number of shares of New Avertix Common Stock equal to the Exchange Ratio (as defined in the Business Combination Agreement) and (B) the holder of such Avertix Common Stock’s contingent right to receive such holder’s pro rata share of the Avertix Earnout Shares (as defined below) in accordance with the terms of the Business Combination Agreement, in each case, without interest, and (ii) each option to purchase shares of Avertix Common Stock (“Avertix Option”) that is outstanding and unexercised as of immediately prior to the Effective Time, whether then vested or unvested, will be assumed by New Avertix and converted into (A) an option to purchase a number of shares of New Avertix Common Stock (rounded down to the nearest whole share) (“Exchanged Option”) equal to (x) the number of shares of Avertix Common Stock subject to such Avertix Option immediately prior to the Effective Time, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (1) the exercise price per share of such Avertix Option immediately prior to the Effective Time, divided by (2) the Exchange Ratio and (B) the holder of such Avertix Option’s contingent right to receive such holder’s pro rata share of the Avertix Earnout Shares in accordance with the terms of the Business Combination Agreement.
Following the Closing, as additional consideration for the Avertix Transactions, eligible equity holders of Avertix will be entitled to receive their respective pro rata share of 2,970,000 shares of New Avertix Common Stock (the “Avertix Earnout Shares”) in two equal tranches, each contingent upon New Avertix’s achievement of the applicable stock price milestones (the “Triggering Events”) during the time period between the date of Closing and the seven (7)-year anniversary of the Closing (the “Earnout Period”); provided that, with respect to any holder of a unvested Exchanged Option, an award of restricted stock units for a number of Avertix Earnout Shares otherwise issuable to such holder and subject to the same vesting terms as the unvested Exchanged Option will be issued to such holder in lieu of any Avertix Earnout Shares.
At the Effective Time, a portion of the Sponsor’s Founder Shares, consisting of 1,150,000 Class B ordinary shares of the Company as of the date hereof (the “Sponsor Earnout Shares”), will become unvested and subject to vesting and forfeiture, and will thereafter become vested only upon the occurrence of the applicable Triggering Event in the same proportion as the issuance of Avertix Earnout Shares to eligible equity holders of Avertix upon the occurrence of such Triggering Event. The Sponsor Earnout Shares are subject to reduction in connection with certain additional financing permitted under the Business Combination Agreement, and will be forfeited if the applicable Triggering Events do not occur during the Earnout Period.
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
to be filed with the SEC in connection with the Avertix Transactions (the “Avertix Registration Statement”) and the submission by the Company of the supplemental listing application to Nasdaq; (vi) the receipt of requisite government approvals; (vii) the Company having at least $5,000,001 of net tangible assets following the exercise of redemption rights provided to Public Shareholders in accordance with the organizational documents of the Company; and (viii) as a condition to Avertix’s obligations to consummate the Avertix Transactions, the total cash and cash equivalents of the Company at the Closing, after giving effect to redemptions by Public Shareholders, additional financing permitted under the Business Combination Agreement (including repayment of convertible notes issued to the Sponsor, if applicable) and payment of transaction expenses, being no less than $40,000,000.
The Business Combination Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of the Company and Avertix; (ii) subject to certain cure periods, by either the Company or Avertix, as applicable, if there has been a breach of any representation, warranty, covenant or other agreement made by the Company or Avertix, as applicable, that would result in the failure of related closing conditions; (iii) by either the Company or Avertix if the Effective Time does not occur prior to December 31, 2023, subject to certain exceptions; (iv) by either the Company or Avertix if the transaction is prohibited by a final, non-appealable
law or a government order; (v) by either the Company or Avertix if requisite approval is not obtained from the Company’s shareholders at the extraordinary general meeting of the Company’s shareholders contemplated by the Business Combination Agreement; and (vi) by the Company if requisite approval is not obtained from Avertix’s stockholders within 2 business days after the Avertix Registration Statement becomes effective.
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

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
A&R Registration Rights Agreement
At the Closing, the Company, the Sponsor, the executive officers and directors of the Company, and certain equity holders of Avertix will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) pursuant to which, among other things, the parties thereto will be granted customary registration rights with respect to shares of New Avertix Common Stock.
Lock-Up
Arrangements
The Sponsor, holders of Placement Units, and Avertix equity holders will be subject to lock-up
restrictions (the
“Lock-Up”)contained
in the proposed bylaws of New Avertix pursuant to which, without the prior written consent of New Avertix’s board of directors, during the period commencing on the date of the Closing and ending on the date that is the one-year
anniversary of the Closing, such parties will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, such shares or other equity securities (the
“Lock-Up
Securities”) or (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the
Lock-Up
Securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of New Avertix Common Stock; provided, however, (a) if at any time 151 days after the Closing, the closing share price of New Avertix Common Stock is greater than or equal to $12.50 over any 20 trading days within any consecutive 30 trading day period (“Initial Price Target”), the none-third(1/3) of the
Lock-Up
Securities shall automatically be released from the
Lock-Up,
and (b) if at any time 151 days after the Closing, the closing share price of the New Avertix Common Stock is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period (“Second Price Target”), then an additional one-third(1/3)
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
NOTE 7. SHAREHOLDERS’ DEFICIT
Preference Shares
— The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. At June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,309,999 Class A ordinary shares issued and outstanding, excluding 13,057,477 and 23,000,000 Class A ordinary shares subject to redemption which are included in temporary equity.
Class
 B Ordinary Shares
— The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 1 and 5,750,000 Class B ordinary shares issued and outstanding.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

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
Warrants
— As of June 30, 2023 and December 31, 2022, there are 11,500,000 Public Warrants issued and outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
In addition, if (x) the Company issues
additio
nal Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s Board and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the completion of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company completes its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

BIOPLUS ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2023

As of June 30, 2023 and December 31, 2022, there are 280,000
Private
Placement Warrants issued and outstanding. The
Private
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
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying unaudited condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At June 30, 2023 assets held in the Trust Account were comprised of $676 in cash and $138,432,529 in in money market mutual
funds which are primarily invested in U.S. Treasury securities. During the period ended June 30, 2023, the Company withdrew an amount of $104,708,795 from the Trust Account in connection with redemption to be paid to Shareholders, in which $3,295,060 was interest income. At December 31, 2022, assets held in the Trust Account were comprised of $1,269 in cash and $118,782,140 in U.S. Treasury securities and $118,992,414 in money market funds.
 During the year ended December 31, 2022, the Company did not withdraw any interest income
f
rom the Trust Account.
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at June 30, 2023 and December 31, 2022 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
June 30, 2023	Money market mutual funds which are invested primarily in U.S. Treasury Securities	1	$—	$—	$138,432,529

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain (loss)	Fair Value
December 31, 2022	U.S. Treasury Securities (Mature on 01/05/2023)	1	$118,782,140	$69,085	$118,851,225
December 31, 2022	Money market funds which are invested primarily in U.S. Treasury Securities	1	$—	$—	$118,992,414
NOTE 9. SUBSE
QU
ENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet
s
date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On July 7, 2023 and August 7, 2023, the Company
made additional draws, on its promissory note payable to the Sponsor to fund the monthly extension payment of $250,000, respectively, extending the liquidation date through December 7, 2023. The total amount drawn under this note as of the filing of this report is $750,000.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.”

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from February 11, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the Initial Public Offering, which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the Closing, as additional consideration for the Avertix Transactions, eligible equity holders of Avertix will be entitled to receive their respective pro rata share of 2,970,000 Avertix Earnout Shares in two equal tranches, each contingent upon New Avertix’s achievement of the applicable stock price milestones during the Earnout Period; provided that, with respect to any holder of a unvested Exchanged Option, an award of restricted stock units for a number of Avertix Earnout Shares otherwise issuable to such holder and subject to the same vesting terms as the unvested Exchanged Option will be issued to such holder in lieu of any Avertix Earnout Shares.

At the Effective Time, a portion of the Sponsor’s Founder Shares, consisting of 1,150,000 Class B ordinary shares of the Company as of the date hereof, will become unvested and subject to vesting and forfeiture, and will thereafter become vested only upon the occurrence of the applicable Triggering Event in the same proportion as the issuance of Avertix Earnout Shares to eligible equity holders of Avertix upon the occurrence of such Triggering Event. The Sponsor Earnout Shares are subject to reduction in connection with certain additional financing permitted under the Business Combination Agreement, and will be forfeited if the applicable Triggering Events do not occur during the Earnout Period.

The foregoing description of the Business Combination Agreement and the Avertix Transactions does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, a copy of which is included hereto as Exhibit 2.1 to this Quarterly Report and incorporated herein by reference.

A&R Registration Rights Agreement

At the Closing, the Company, the Sponsor, the executive officers and directors of the Company, and certain equity holders of Avertix will enter into the A&R Registration Rights Agreement, pursuant to which, among other things, the parties thereto will be granted customary registration rights with respect to shares of New Avertix Common Stock.

The foregoing description of the A&R Registration Rights Agreement is qualified in its entirety by reference to the full text of the form of A&R Registration Rights Agreement, a copy of which is included as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Lock-Up Arrangements

The Sponsor, holders of Placement Units, and Avertix equity holders will be subject the Lock-Up contained in the proposed bylaws of New Avertix, pursuant to which, without the prior written consent of New Avertix’s board of directors, during the period commencing on the date of the Closing and ending on the date that is the one-year anniversary of the Closing, such parties will not (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, such shares or other equity securities or (2) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Lock-Up Securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of New Avertix Common Stock; provided, however, (a) if at any time 151 days after the Closing, the closing share price of New Avertix Common Stock is greater than or equal to $12.50 over any 20 trading days within any consecutive 30 trading day period, then one-third (1/3) of the Lock-Up Securities shall automatically be released from the Lock-Up, and (b) if at any time 151 days after the Closing, the closing share price of the New Avertix Common Stock is greater than or equal to $15.00 over any 20 trading days within any consecutive 30 trading day period, then an additional one-third (1/3) of the Lock-Up Securities shall be released from the Lock-Up. For clarity, in the event that the Initial Price Target and/or the Second Price Target are not met, then the Lock-up Period shall terminate for all Lock-up Securities on the one-year anniversary of the Closing. The lock-up restrictions contain customary exceptions, including for estate planning transfers, affiliates transfers, certain open market transfers and transfers upon death or by will.

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

Extension

On June 2, 2023, the Company held an extraordinary general meeting of shareholders (the “Meeting”). At the Meeting, the Company’s shareholders of approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”) to (i) extend the date by which the Company must consummate its initial Business Combination from June 7, 2023 to December 7, 2023 (or such earlier date as determined by the Board) (the “Extension”) and (ii) provide for the right of a holder of Class B Ordinary Shares to convert such shares into Class A Ordinary Shares on a one-for-one basis at any time prior to the closing of the Initial Business Combination at the option of a holder of Class B Ordinary Shares (the “Founder Share Amendment Proposal”). The Company filed the Charter Amendment with the Secretary of State of the State of Delaware on June 2, 2023.

In connection with the vote to approve the Extension, holders of 9,942,523 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.53 per share, for an aggregate redemption amount of approximately $104,708,794.59, with a net amount of funds remaining in the Trust Account following such redemptions of approximately $137,513,654.92.

In connection with the Extension, the Company issued a promissory note in the aggregate principal amount of up to $1,500,000 to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $1,500,000 (the “Extension Funds”) to deposit into the Company’s Trust Account for the Company’s Class A Ordinary Shares, par value $0.0001 (the “Class A Ordinary Shares”), held by the Company’s public shareholders that were not redeemed in connection with the extension of the Company’s termination date from June 7, 2023 to December 7, 2023 (or such earlier date as determined by the board of directors of the Company).

The Company will deposit $250,000 into the Trust Account for each calendar month (commencing on June 7, 2023 and ending on the 7th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial business combination until December 7, 2023 (or such earlier date as determined by the Board), and such amount will be distributed either to: (i) all of the holders of Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the initial business combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,240,548, which consisted of interest earned on investments held in the Trust Account of $2,519,539, offset by formation and operating costs of $1,278,991.

For the six months ended June 30, 2023, we had net income of $3,561,912, which consisted of interest earned on investments held in the Trust Account of $5,116,177, offset by formation and operating costs of $1,554,265.

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

For the six months ended June 30, 2023, cash used in operating activities was $1,194,526. Net income of $3,561,912 was affected by interest earned on marketable securities held in the Trust Account of $5,116,177. Changes in operating assets and liabilities provided $359,739 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $273,349. Net loss of $236,901 was affected by interest earned on investments held in the Trust Account of $325,712. Changes in operating assets and liabilities provided $289,264 of cash for operating activities.

As of June 30, 2023, we had investments held in the Trust Account of $138,433,205 (including approximately $4,996,940 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days less and or money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. We withdrew an amount of $ 104,708,795 from the Trust Account in connection with redemption. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Avertix Transactions or if we do not complete the Avertix Transactions, a Business Combination with a different target. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination (as is the case in the Avertix Transactions), the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $2,454. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Avertix Transactions or if we do not complete the Avertix Transactions, a Business Combination with a different target.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $2,454 in its operating bank account and a working capital deficit of $1,782,377. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Working Capital Loans (see Note 5). Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Also, in connection with the Company’s assessment of going concern considerations in accordance with the authoritative guidance in FASB ASU Subtopic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by December 7, 2023, the extended liquidation date, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition as well as the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 7, 2023, the extended liquidation date. The Company intends to complete the Avertix Transactions or an alternative Business Combination before the mandatory liquidation date. In addition, the Company intends to hold an extraordinary general meeting in lieu of an annual general meeting of the Company at which shareholders will vote on a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to give the Board the right to extend the mandatory liquidation date from June 7, 2023 (the “Original Termination Date”) on a monthly basis up to six times until December 7, 2023, or for a total of up to six months after the Original Termination Date (or such earlier date as determined by the Board) (the “Extension”). If the Extension is approved, the Board intends to extend the Original Termination Date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement on Form S-1 originally filed with the SEC on July 20, 2021, as amended (“IPO Registration Statement”), (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on May 12, 2022, (iii) Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023, (iv) Definitive Proxy Statement on Schedule 14A filed with the SEC on May 12, 2023 and (v) Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 as filed with the SEC on May 15, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. For risks relating to Avertix and the Avertix Transactions see the Company’s Registration Statement on S-4 initially filed with the SEC on May 15, 2023.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 2, 2023, we held the extraordinary general meeting of shareholders and approved, among other things, the Extension, which extended the date by which we must consummate a business combination from June 7, 2023 to December 7, 2023 (or such earlier date as determined by the board). In connection with the Extension, shareholders holding 9,942,523 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $104,708,794.59, or approximately $10.53 per share to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	—
May 1 – May 31, 2023	—	—	—	—
June 1 – June 30, 2023	9,942,523	$10.53	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amendment to Amended and Restated Memorandum and Articles of Association (1)

10.1	Promissory Note issued to BioPlus Sponsor LLC.(1)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Incorporated by Reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2023

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023	BioPlus Acquisition Corp.

/s/ Ross Haghighat
	Name:	Ross Haghighat
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)